Form 10QSB
period 1999-09-30
SELECT THERAPEUTICS INC
filed 2000-01-11
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________

     Commission File Number 000-27353


                            SELECT THERAPEUTICS, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     98-0169105
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

124 Mt. Auburn St., Suite 200 North, Cambridge, MA         02138
     (Address of principal executive offices)           (Zip Code)

                                 (617) 520-6693
                (Issuer's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                 changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes |_|  No [X]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 6,101,358 as of January 7, 2000.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]


                    Page 1 of 16; Exhibit Index is on Page 14

                    Consolidated Financial Statements
                    (Stated in U.S. dollars)

                    SELECT THERAPEUTICS INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                    Three months ended September 30, 1999 and 1998
                    (Unaudited)

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets
(Stated in U.S. dollars)
(Unaudited)

----------------------------------------------------------------------------------
                                                      September 30,       June 30,
                                                               1999           1999
                                                                         (audited)
----------------------------------------------------------------------------------
Assets

Cash and cash equivalents                               $    44,980    $   120,881
Restricted cash                                              72,000         72,000
Accounts receivable                                              --          7,380
Inventory                                                    68,104         32,130
Prepaid expenses and other assets                            18,380         21,740
Property, plant and equipment                               128,542        104,547
Intangible assets                                           835,644        900,581

----------------------------------------------------------------------------------
                                                        $ 1,167,650    $ 1,259,259
==================================================================================

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                   $   240,677    $    43,309
     Accrued liabilities                                    684,285        655,798
----------------------------------------------------------------------------------
                                                            924,962        699,107

Shareholders' equity:
     Capital stock:
         Authorized:
              1,000,000 preferred shares
              10,000,000 common shares,
                $0.001 par value
         Issued:
              6,101,358 common shares
                (June 30, 1999 - 5,634,094)                   5,720          5,634
     Contributed surplus                                  5,355,034      5,140,120
     Deficit accumulated during the development stage    (5,118,066)    (4,585,602)
----------------------------------------------------------------------------------
                                                            242,688        560,152

----------------------------------------------------------------------------------
                                                        $ 1,167,650    $ 1,259,259
==================================================================================


See accompanying note to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Stated in U.S. dollars)

Three months ended September 30, 1999 and 1998
(Unaudited)

-------------------------------------------------------------------------------
                                                         1999              1998
-------------------------------------------------------------------------------

Revenue                                           $    93,125       $        --
Cost of revenue                                        13,711                --
-------------------------------------------------------------------------------
                                                       79,414                --

Interest income                                           506            14,908

Research and development                              121,669           228,038
Selling, general and administration                   415,820           316,342
Depreciation                                            9,958                --
Amortization                                           64,937                --
-------------------------------------------------------------------------------
                                                      612,384           544,380

-------------------------------------------------------------------------------
Loss for the period                               $  (532,464)      $  (529,472)
===============================================================================

Loss per share                                    $     (0.09)      $     (0.13)

Weighted average number of shares                   5,819,354         4,164,534

--------------------------------------------------------------------------------

Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)

Three months ended September 30, 1999
(Unaudited)

--------------------------------------------------------------------------------------------------
                                                                             Deficit
                                                                         accumulated
                                                                          during the
                                      Common shares       Contributed    development
                                   Shares        Amount       surplus          stage         Total
--------------------------------------------------------------------------------------------------
Balance, June 30, 1998          4,981,313   $     4,981   $ 3,176,046   $(2,118,274)   $ 1,062,753

Issue of common shares            652,781           653     1,964,074            --      1,964,727

Loss for the period                    --            --            --    (2,467,328)    (2,467,328)
--------------------------------------------------------------------------------------------------

Balance, June 30, 1999          5,634,094         5,634     5,140,120    (4,585,602)       560,152

Issue of common shares            467,264            86       214,914            --        215,000

Loss for the period                    --            --            --      (532,464)      (532,464)

--------------------------------------------------------------------------------------------------
Balance, September 30, 1999     6,101,358   $     5,720   $ 5,355,034   $(5,118,066)   $   242,688
==================================================================================================


See accompanying note to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)

Three months ended September 30, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------
                                                            1999           1998
-------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
     Loss for the period                             $  (532,464)   $  (529,472)
     Items not involving cash:
         Depreciation                                      9,958             --
         Amortization                                     64,937             --
         Issue of common shares for services              90,000             --
     Changes in non-cash operating working capital:
         Accounts receivable                               7,380             --
         Inventory                                       (35,974)            --
         Prepaid expenses and other assets                 3,360             --
         Accounts payable                                197,368        (16,720)
         Accrued liabilities                              28,487        (33,180)
-------------------------------------------------------------------------------
                                                        (166,948)      (579,372)

Financing activities:
     Increase in loans to Sierra Diagnostics, Inc.            --       (105,000)
     Proceeds from issuance of common shares             125,000             --
-------------------------------------------------------------------------------
                                                         125,000       (105,000)

Investing activities:
     Additions to property, plant and equipment          (33,953)            --
-------------------------------------------------------------------------------

Decrease in cash                                         (75,901)      (684,372)

Cash and cash equivalents, beginning of period           120,881      2,070,705

-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $    44,980    $ 1,386,333
===============================================================================

Supplementary disclosure:
     Non-cash financing and investing activities:
         Issue of common shares for services         $    90,000    $        --

-------------------------------------------------------------------------------


See accompanying note to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Note to Consolidated Financial Statements
(Stated in U.S. dollars)

Three months ended September 30, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------


Basis of presentation:


In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 1999 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the June 30, 1999 audited consolidated financial statements and notes thereto. The Company's results of operations for the first fiscal quarter of 1999 are not necessarily indicative of future operating results.


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Select Therapeutics Inc.'s actual results may differ materially from the results discussed in the forward-looking statements.

SUMMARY

     Going forward, Select Therapeutics Inc. ("Select" or the "Company") has become a reporting company under federal securities laws and has recently succeeded in obtaining the bridge funds it required to position the Company for a significant financing and development partnerships with other companies. It has a strong portfolio of product opportunities in therapeutics for cancer, two of which have been advanced to the stage at which clinical investigations may begin (subject to adequate funding resources). Product sales at Sierra Diagnostics have begun and although growth of sales have been slower than expected and do not currently cover operating costs, interest in both products is high and significant sales growth is anticipated in 2000. We are adding new products and technology to Sierra as part of an overall plan to develop a diagnostics business with both sales and earnings.

     Research results from key collaborations continue to be encouraging. Most notably the program at the Institut Curie, with respect to presentation of antigens to dendritic cells, has progressed well and moved significantly towards clinical experiments aimed at validating the potential of this approach for development of therapeutic vaccines for cancers.

     As noted below, subsequent share placements have improved the financial position of Select. We look forward to continuing to develop the potential of the Company's technology and bringing realizable value to our shareholders.

OVERVIEW

     The Company is a development stage biopharmaceutical company formed to acquire and develop rights to selected early-stage compounds which have potential use as therapeutics or diagnostics. Since its inception (December 6, 1996), substantially all of the Company's resources have been dedicated to research and development and technology acquisition and management. To date, the Company has not generated significant product revenue from the sale of Gonostat, launched in January 1999, and it does not expect to generate significant revenues for at least three years while its other products are under development. The continuation of the Company as a going concern is dependent on additional equity financing and on the development of economically viable products. The Company has incurred losses of $2,467,328, $1,919,240 and $199,034 in fiscal 1999, 1998 and 1997, respectively, and negative cash flow is expected to continue for the Company for at least the next three years. There can be no assurance that funding will be available to the Company or that the Company will be able to develop an economically viable product.

     The Company expects its sources of revenue, for the next several years, to consist principally of sales of diagnostic products and of payments under future corporate partnerships. The process of developing the Company's therapeutic products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least three more years. The Company will not receive product revenue from therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more of its products, as to the success of which no assurance can be given.

     The Company is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for the Company and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements either directly or through sublicensees. There can be no assurance that the company will generate revenues or achieve and sustain profitability in the future.

     During the quarter which ended Sept 30th, Select was able to accomplish a number of key tasks under severely constrained financial circumstances. Most important was the Company's filing to become a reporting issuer -a step which had been delayed by a number of circumstances and which is essential to obtaining financing for continuing operations. The Company entered this period with a depleted treasury and expectations of a financing which were not realized. Management efforts were directed to completion of the required 10-SB registration statement (filed on September 16th) and obtaining bridge funds.

     During the quarter, restricted shares were sold to an unrelated party in a negotiated transaction for $250,000 of which $125,000 was received during the quarter. This provided needed working capital. Subsequently, two bridge placements (one completed and one still ongoing) secured additional working capital. Management and key consultants deferred their compensation and significant accounts payable are outstanding to professional service providers and collaborating academic institutions as a result of cash constraints.

     The funding required for the Company to enter clinical trials significantly exceeds the magnitude of funds raised by the Company to date and there can be no assurance that such funding is available on acceptable terms if at all. In December, the Company signed a placement agent agreement for a significant private placement which is planned for the first quarter of calendar 2000. If successful, this placement will provide an adequate operating base for Select to move forward in its clinical programs which have been put on 'hold' pending availability of funds for their support.

Program Review.

     During the quarter ended September 30th, the Company was able to maintain and expand its research collaborations and strengthen its portfolio of intellectual property. Academic research on applications of Verotoxin (VT) continued in collaborating institutions; however, due to the significant funding requirements, production of clinically qualified materials was not initiated and all clinically oriented programs were halted for both purging and direct applications of the toxin. Both of these programs continue to be viewed as promising and management believes that with appropriate funding, both can move forward rapidly since institutional collaborations are in place with clinical investigators.

     The application of VT to present antigens to dendritic cells continues to be a promising approach to development of therapeutic vaccines for cancer and other diseases which circumvent the immune system's surveillance. Research carried out under the Company's option agreement with the Institut Curie has resulted in promising findings and a plan for clinical investigation of the technology is being developed in collaboration with Dr. Evan Hersh at the Arizona Cancer Center. As with chemotherapeutic applications of VT, significantly increased levels of expenditure will be required as investigations move from the research laboratory setting to the clinical setting. These expenses include but are not limited to development of materials and formulations which are compliant with regulatory requirements and the costs of patient recruitment and monitoring in trial settings.

     Both the purging program and the dendritic cell program involve ex-vivo therapies (i.e. treatments are carried out on patient tissues which have been removed from the patient). A common characteristic of ex-vivo therapies is that, relative to systemic administration, they are less costly to investigate. Select's focus is on identification of opportunities which combine low cost of development with a strong proprietary position and potentially short time to market. While there can be no assurance that viable products will result from the Company's programs, they have the potential to yield therapeutic products within time and financial constraints which offer attractive risk-return opportunities for development.

     During the past year, Select purchased Sierra Diagnostics Inc., a developer and manufacturer of diagnostic products for consideration comprising stock and assumption of debts and operating costs. The purchase and subsequent development of Sierra was motivated by three factors; a need for in-house capability to develop diagnostic tests required for therapeutic programs such as ex-vivo purging, a requirement for a facility to develop and manufacture the Company's patented HIV diagnostic, and the desire to develop earnings from operations in order to offset development costs. Sierra has a base of proprietary technology relating to assays for sexually transmitted diseases and handling of clinical samples. It has launched two products in 1999 both of which have significant revenue potential. The first product, Gonostat, is a clinical laboratory test for gonorrhea which offers unique advantages in cost and performance relative to other technologies available in the market. Although the market is highly competitive, Gonostat is expected to capture a significant niche and become a profitable product. The second product brought to market by Sierra is a sample preservation and handling product which eliminates the need for refrigeration of clinical samples intended for molecular (DNA/RNA based) assays. This product fits into the general practice of clinical testing and is expected to find wide application due to elimination of sample degradation and thus the need for repeat testing or sampling with attendant costs and inconvenience. The technology is proprietary and believed to be patentable. Sales and licensing of the technology to third parties are beginning. There can, however, be no assurance of performance in the market of either of these products.

     Sierra Diagnostics has operated within its expense projections but sales of Gonostat and DNA-RNA Protect, while contributing on a gross margin basis, have lagged expectations. This resulted in a higher than anticipated cash requirement for Sierra. We have engaged a sales and marketing group on a consulting basis to assist in developing the market for both products. However to date, the operations of Sierra have generated losses and there can be no assurance that profitable operations will be achieved or that, if achieved, they can be maintained.

RESULTS OF OPERATIONS

     The Company has been unprofitable from its formation and has an accumulated deficit of $5,118,066 through September 30, 1999. For the quarter ended September 30, 1999, Select incurred a net loss of $532,464 compared with a loss of $529,472 for the three months ended September 30, 1998. The decrease in loss per share form $0.13 to $0.09 reflects the increase in the number of common shares. The net loss is a result of the routine operations of the Company in its development stage. We expect losses to continue and increase for the next several years as the Company pursues development and commercialization of its intellectual property resources.

     During the quarter the Company's cash position decreased from $120,881 to $44,980, and there was an increase in accounts payable and accrued liabilities from $699,107 to $924,962. Cash and cash equivalents for the period ended September 30, 1999 were $44,980 versus $1,386,333 for the period ended September 30, 1998. Payments to certain members of management and consultants were suspended or reduced during this period. Cash raised from the private placement of securities subsequent to the period has considerably improved the prospects for the Company and management is optimistic that adequate funding for continuation of operations and development of the Company's technology assets can be obtained.

Revenues.

     Revenues of $93,631 during the quarter ended September 30, 1999 were principally from the sale of Gonostat; interest income for the quarter was $506. During the corresponding quarter in 1998, there were no revenues from sales and interest income was $14,908. Select's sole operating revenues to date arise from sales of diagnostic products through its wholly owned subsidiary, Sierra Diagnostics. The Company has no other product or license revenues. Management anticipates that future revenues may consist primarily of product sales either directly by the Company or, more likely, through collaborative development and marketing agreements with other companies in the pharmaceutical industry. Although Sierra's operations are expected to achieve breakeven during fiscal 2000 and thereafter be profitable, there can be no assurance that such performance will be realized or maintained.

Costs and Expenses.

     Operating expenses for the quarter ended September 30, 1999 were significantly reduced compared to the same period in 1998; however, the reduction was required by the Company's severely limited cash resources. The Company has to defer expenditures required to advance its development projects.

     All research and development activities of the Company and its patent costs, are expensed as incurred. Personnel costs including retained consultants and external contractors are the largest ongoing cost of operations. Locating and retaining appropriate personnel resources is a priority and the Company anticipates that personnel costs will increase if adequate funding is obtained. The Company has no long term employment contracts or liabilities for severances. At June 30, 1999 the Company employed seven people, mainly at Sierra Diagnostics and retained services of three key consultants who are an integral part of the Company management.

Capital Expenditures.

         There were no significant capital expenditures during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements of its Common Stock. As of September 30, 1999 the Company had received approximately $3,417,297 in net proceeds from the sale of equity securities.

     Cash at June 30, 1999 totaled $120,881. In the quarter ended September 30, 1999 the Company received $125,000 from the private sale of 50,000 shares of restricted common stock. Subsequently, it also received $857,700 from additional securities sales.

     The Company's limited financial resources have forced it to curtail some of its planned operations through 1999, and the Company will require substantial additional funding in order to complete its research and development activities and sublicense any potential products. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that the additional financing necessary to meet the Company's short and long-term capital requirements will be available on acceptable terms or at all.

     Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may cause the Company to cease operations. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders likely will result.

     Sales of Sierra's products to date are not sufficient to cover operating costs. The Company currently has funds sufficient to continue operations for less than three months and does not have funds required to move current projects into clinical investigations. In December, the Company signed a placement agent agreement for a significant private placement which is planned for the first quarter of calendar 2000. If successful, this placement will provide an adequate operating base for Select to move forward in its clinical programs which have been put on 'hold' pending availability of funds for their support. Management has been in discussions with a number of parties regarding additional financing required to maintain and develop the Company's position and while it is optimistic that such funds may be available there is no assurance that this will be the case.

Year 2000.

     Year 2000 (Y2K) issues arise because many computer systems use two rather than four digits to identify the year thus creating ambiguities which may produce errors before, on or after January 1, 2000. If not addressed, errors could impact all aspects of operations including financial reporting, clinical and production records or controls and communications. Errors may range from minor to significant systems failures and could be imported from suppliers' systems.

     We have assessed, taken corrective actions in light of, and continue to monitor our vulnerability to Y2K issues in all aspects of our business including information and computer systems and critical suppliers and service providers. To the best of our knowledge, systems and equipment critical to our operations are Y2K compliant; however, it is not possible to be certain that the systems of our suppliers, service providers or other third parties upon which we rely are compliant or that they will unaffected by problems in their own supply chain. Based on the nature of our operations and ongoing assessments we believe that Select has little direct exposure to Y2K issues.

     We estimate that our direct costs of addressing the Y2K issue are less than $5,000, which are being expensed in the normal course of our business operations.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibit is filed with this report:                      Page

     27.  Financial Data Schedule                                           16

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 11, 2000                        SELECT THERAPEUTICS, INC.



                                               By: /s/ Robert Bender
                                                   -----------------------------
                                                   Name: Robert Bender
                                                   Title: Chairman of the Board