Form 10QSB
period 1999-12-31
SELECT THERAPEUTICS INC
filed 2000-02-04
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________

     Commission File Number 000-27353


                            SELECT THERAPEUTICS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                98-0169105
         State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

         124 Mt. Auburn St., Suite 200 North, Cambridge, MA      02138
         (Address of principal executive offices)              (Zip Code)

         (617) 520-6693
         (Issuer's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 6,101,358 as of February 3, 2000.

Transitional Small Business Issuer Disclosure Format: Yes ___  No _X_

                    Page 1 of 15; Exhibit Index is on Page 13

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets
(Stated in U.S. dollars)
(Unaudited)

==================================================================================
                                                        December 31,    June 30,
                                                           1999           1999
                                                                       (Audited)
----------------------------------------------------------------------------------
Assets

Cash and cash equivalents                               $    66,921    $   120,881
Restricted cash                                             304,200         72,000
Accounts receivable                                            --            7,380
Inventory                                                    33,893         32,130
Prepaid expenses and other assets                            18,380         21,740
Property, plant and equipment                               118,584        104,547
Intangible assets                                           770,706        900,581

----------------------------------------------------------------------------------
                                                        $ 1,312,684    $ 1,259,259
==================================================================================

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                   $   109,914    $    43,309
     Accrued liabilities                                    687,683        655,798
----------------------------------------------------------------------------------
                                                            797,597        699,107

Shareholders' equity:
     Capital stock:
         Authorized:
              1,000,000 preferred shares
              10,000,000 common shares,
                $0.001 par value
         Issued:
              6,668,358 common shares
                (June 30, 1999 - 5,634,094)                   6,668          5,634
     Contributed surplus                                  6,211,636      5,140,120
     Deficit accumulated during the development stage    (5,703,217)    (4,585,602)
----------------------------------------------------------------------------------
                                                            515,087        560,152

----------------------------------------------------------------------------------
                                                        $ 1,312,684    $ 1,259,259
==================================================================================


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Stated in U.S. dollars)

(Unaudited)

====================================================================================================================================
                                                                   Six months ended                        Three months ended
                                                                      December 31,                            December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1999               1998                1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $    93,125         $        --         $        --         $        --
Cost of revenue                                                  13,711                  --                  --                  --
------------------------------------------------------------------------------------------------------------------------------------
                                                                 79,414                  --                  --                  --

Interest income                                                     516              26,741                  10              11,833

Research and development                                        331,624             301,792             209,955              73,754
Selling, general and administration                             716,130             567,494             300,310             251,152
Depreciation                                                     19,916               2,612               9,958               2,612
Amortization                                                    129,875              43,292              64,938              43,292
------------------------------------------------------------------------------------------------------------------------------------
                                                              1,197,545             915,190             585,161             370,810

------------------------------------------------------------------------------------------------------------------------------------
Loss for the period                                         $(1,117,615)        $  (888,449)        $  (585,151)        $  (358,977)
====================================================================================================================================
Loss per share                                              $     (0.18)        $     (0.17)        $     (0.10)        $     (0.07)

Weighted average number of shares                             6,078,546           5,105,649           6,078,546           5,105,649

====================================================================================================================================


Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)

Six months ended December 31, 1999
(Unaudited)

====================================================================================================================================
                                                                                                       Deficit
                                                                                                     accumulated
                                                                                                      during the
                                                       Common shares               Contributed       development
                                                   Shares           Amount           surplus            stage              Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                           4,981,313       $     4,981       $ 3,176,046       $(2,118,274)       $ 1,062,753

Issue of common shares                             652,781               653         1,964,074                --          1,964,727

Loss for the period                                     --                --                --        (2,467,328)        (2,467,328)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                           5,634,094             5,634         5,140,120        (4,585,602)           560,152

Issue of common shares                           1,034,264             1,034         1,071,516                --          1,072,550

Loss for the period                                     --                --                --        (1,117,615)        (1,117,615)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       6,668,358       $     6,668       $ 6,211,636       $(5,703,217)       $   515,087
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)

Six months ended December 31, 1999 and 1998
(Unaudited)

================================================================================================
                                                              1999                     1998
------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period                                  $(1,117,615)              $  (888,449)
     Items not involving cash:
         Depreciation                                          19,916                     2,612
         Amortization                                         129,875                    43,292
         Issue of common shares for services                   90,000                        --
     Changes in non-cash operating working capital:
         Accounts receivable                                    7,380                   100,000
         Inventory                                             (1,763)                       22
         Prepaid expenses and other assets                      3,360                    27,178
         Accounts payable                                      66,605                  (164,894)
         Accrued liabilities                                   31,885                  (109,510)
------------------------------------------------------------------------------------------------
                                                             (770,357)                 (989,749)

Financing activities:
     Repayment of loans due to the former
       shareholders of Sierra Diagnostics Inc.                     --                  (285,999)
     Proceeds from issuance of common shares                  982,550                        --
     Restricted cash                                         (232,200)                       --
------------------------------------------------------------------------------------------------
                                                              750,350                  (285,999)

Investing activities:
     Additions to property, plant and equipment               (33,953)                   (5,640)
------------------------------------------------------------------------------------------------

Decrease in cash                                              (53,960)               (1,281,388)

Cash and cash equivalents, beginning of period                120,881                 2,070,705

------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $    66,921               $   789,317
================================================================================================

Supplementary disclosure:
     Non-cash financing and investing activities:
         Issue of common shares for services              $    90,000               $        --

================================================================================================


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
(Stated in U.S. dollars)

Six months ended December 31, 1999 and 1998
(Unaudited)

================================================================================

Basis of presentation:

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 1999 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the June 30, 1999 audited consolidated financial statements and notes thereto. The Company's results of operations for the first two fiscal quarters of 1999 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

Capital stock

During the six months ended December 31, 1999 the company completed the following capital stock transactions:

(i) 36,000 common shares were issued for $90,000 as consideration for professional services;

(ii) In August 1999, the Board of Directors approved the reduction of the April 1998 private offering common share price from $3.00 per share to $2.00 per share and authorized the issuance of an additional 381,264 common shares to the subscribers of the April 1998 private offering;

(iii) 50,000 common shares were issued for gross cash proceeds of $125,000 in July 1999;

(iv) 151,000 common shares and 302,000 redeemable warrants were issued for gross cash proceeds of $188,750 which related to the October 1999 private placement; and

(i) 416,000 common shares and 416,000 redeemable warrants were issued for gross cash proceeds of $748,000 which related to the November 1999 private placement.

Share issue costs incurred in the six months ended December 31, 1999 in the amount of $80,000 (1999 - $Nil) have been netted against contributed surplus.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS REPORT, INCLUDING WITHOUT LIMITATION, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10Q-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR
ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION, THE HIGH COST AND UNCERTAINTY OF THE RESEARCH AND DEVELOPMENT OF PHARMACEUTICAL PRODUCTS, THE UNPREDICTABILITY OF THE DURATION AND RESULTS OF THE U.S. FOOD AND DRUG ADMINISTRATION'S REVIEW OF NEW DRUG APPLICATIONS, THE COMPANY'S INABILITY TO OBTAIN ADDITIONAL CAPITAL, THE POSSIBLE IMPAIRMENT OF, OR INABILITY TO OBTAIN, INTELLECTUAL PROPERTY RIGHTS AND THE COST OF OBTAINING SUCH RIGHTS FROM THIRD PARTIES AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES TO RESEARCH, DEVELOP, MANUFACTURE AND SELL ITS PRODUCTS, IF ANY

Overview

     The Company is a development stage biopharmaceutical company formed to acquire and develop rights to selected early-stage compounds which have potential use as therapeutics or diagnostics. The Company is developing a portfolio of proprietary product opportunities and is aggressively pursuing patents. In addition to licensed patents, the Company has agreements which provide for options on related inventions arising from sponsored work. Management believes that the Company has been able to identify and build protection for a significant base for development of unique products. However, competition in the areas of the Company's interests is intense, and both the scientific and commercial environments change rapidly. By focusing on intellectual property development and using external contractors, the Company hopes to be able to maintain the required flexibility to adapt to changing circumstances. The Company's key resources include qualified subcontractors and a strong network of institutional investigators, and the Company believes that it can move rapidly into clinical investigations and development of products based on its intellectual property given adequate funding, which the Company does not now possess. The funding required for clinical trials significantly exceeds the magnitude of funds raised by the Company to date, and there can be no assurance that such funding will be available on acceptable terms if at all.

     Since its inception (December 6, 1996), substantially all of the Company's resources have been dedicated to research and development and technology acquisition and management. To date, the Company has not generated significant product revenues, and sales of Gonostat, launched in January 1999, and potential sales of other diagnostic products are not expected to generate sufficient revenues to cover the Company's operating costs during the next three years. The Company will not receive revenue from sales of its therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more of its products, as to the success of which no assurance can be given. The process of developing the Company's therapeutic products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least three more years.

     The continuation of the Company as a going concern is dependent on its receipt of additional equity financing and on the development of economically viable products. The Company has incurred losses of $2,442,328, $1,919,240 and $199,034 in fiscal 1999, 1998 and 1997, respectively, and negative cash flow is expected to continue for the Company for at least the next three years. There can be no assurance that any additional funding will be available to the Company or that the Company will be able to develop an economically viable product.

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

     During the quarter which ended Dec 31, 1999, management's efforts continued to be directed to obtaining bridge funds and repositioning the Company in order to proceed with significant financing and product development efforts. The Company filed with the Securities and Exchange Commission its registration statement on Form 10-SB, and on November 16, 1999, upon the effectiveness of the Form 10, the Company became subject to the applicable reporting requirements of the Securities Exchange Act of 1934. In October 1999, Robert C. Galler joined the Board of Directors. Mr. Galler has extensive experience in biotechnology financing and he has been elected Vice President, Corporate Development.

In December 1999, the Company signed a placement agency agreement for a significant private placement which is planned for the first quarter of calendar 2000. If successful, this placement will provide an adequate operating base for the Company to move forward in its clinical programs which have been put on 'hold' pending availability of funds for their support.

Operational Review

During the quarter ended December 31st, the Company was able to maintain and expand its research collaborations and strengthen its portfolio of intellectual property. Academic research on applications of Verotoxin ("VT") continued in collaborating institutions; however, due to the significant funding requirements, production of clinically qualified materials was not initiated and all clinically oriented programs were halted for both purging and direct applications of the toxin. Both of these programs continue to be viewed as promising, and management believes that with appropriate funding both can move forward rapidly since institutional collaborations are in place with clinical investigators. A basic patent on these uses of verotoxin (US patent 5,968,894) issued in November 1999.

The application of VT to present antigens to dendritic cells continues to be a promising approach to development of therapeutic vaccines for cancer and other diseases which circumvent the immune system's surveillance. Research carried out under the Company's option agreement with the Institut Curie has resulted in very promising findings. On December 2, 1999, the Company announced the extension of the option agreement and that a plan for clinical investigation of the technology is being developed in collaboration with Dr. Evan Hersh at the Arizona Cancer Center. As with chemotherapeutic applications of VT, significantly increased levels of expenditure will be required as investigations move from the research laboratory setting to the clinical setting. These expenses include but are not limited to development of materials and formulations which are compliant with regulatory requirements and the costs of patient recruitment and monitoring in trial settings.

Both the purging program and the dendritic cell program involve ex- vivo therapies (i.e., treatments are carried out on patient tissues which have been removed from the patient). A common characteristic of ex-vivo therapies is that, relative to systemic administration, they are less costly to investigate. The Company's focus is on identification of opportunities which combine low cost of development with a strong proprietary position and potentially short time to market. While there can be no assurance that viable products will result, the Company's programs have the potential to yield therapeutic products within time and financial constraints which offer attractive risk-return opportunities for development.

In November 1998, the Company purchased Sierra Diagnostics Inc., a developer and manufacturer of diagnostic products. The purchase and subsequent development of Sierra was motivated by three factors: a need for in-house capability to develop diagnostic tests required for therapeutic programs such as ex-vivo purging; a requirement for a facility to develop and manufacture the Company's patented HIV diagnostic; and the desire to develop earnings from operations in order to offset some development costs.

Sierra has a base of proprietary technology relating to assays for sexually transmitted diseases and handling of clinical samples. It launched two products in 1999, both of which have significant revenue potential. The first product, Gonostat(TM), is a clinical laboratory test for gonorrhea which offers unique advantages in cost and performance relative to other technologies available in the market. Although the market is highly competitive, Gonostat is expected to capture a significant niche and become a profitable product. There can, however, be no assurance of such performance. The second product brought to market by Sierra is a sample preservation and handling product which eliminates the need for refrigeration of clinical samples intended for molecular (DNA/RNA based) assays. This product fits into the general practice of clinical testing and is expected to find wide application due to elimination of sample degradation and thus the need for repeat testing or sampling with attendant costs and inconvenience. The technology is proprietary and believed to be patentable. Sales of products based on this technology and efforts to license the technology to third parties are beginning but no significant revenues have been generated.

At the end of October 1999, Sierra entered into an agreement for sales of its products to Genelabs of Nairobi and believes that operating results for 2,000 will significantly improve. SELECT has engaged a sales and marketing group on a consulting basis to assist in developing the market for both diagnostic products and to evaluate other diagnostic opportunities for the Company. Sierra Diagnostics has operated within its expense projections but sales of Gonostat(TM), while contributing on a gross margin basis, lagged expectations. This resulted in a higher than anticipated cash requirement for Sierra. To date, the operations of Sierra have generated losses and there can be no assurance that profitable operations will be achieved or that, if achieved, they can be maintained.

Financial Review

Results of Operations

For the quarter ended December 31st 1999, the Company incurred a net loss of $585,151 compared with a loss of $358,977 for the quarter ended December 31 1998. For the six months ended December 31 1999 the Company incurred losses of $1,117,615 versus $888,198 for the corresponding period in 1998. The Company has been unprofitable since its formation and has an accumulated deficit of $5,703,217 through December 31, 1999. The net loss is a result of the routine operations of the Company in its development stage. We expect losses to continue and increase for the next three years as the Company pursues development and commercialization of its intellectual property resources.

Revenues of $93,125 during the six months ended December 31st 1999 were principally from the sale of Gonostat(TM); there was no interest income for the quarter. During the corresponding quarter in 1998, there were no revenues from sales and interest income was $11,833. The Company's sole operating revenues to date arise from sales of diagnostic products through its wholly owned subsidiary.

Operating expenses for the six months ended December 31, 1999 were $1,117,615 compared to $888,449 in the same period of 1998. Expenditures required to advance the Company's development projects, notably initiation of manufacturing of GMP qualified materials, were deferred during the period.

All research and development activities of the Company are expensed as incurred. Personnel costs including retained consultants and external contractors are the largest ongoing cost of operations. Locating and retaining appropriate personnel resources is a priority and the Company anticipates that personnel costs will increase if adequate funding is obtained. The percentage of expenditures related to personnel and other operations is expected to decline as increasing commitments are made to external manufacturing and clinical studies.

Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.


There were no significant capital expenditures during the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private placements of its Common Stock. As of December 31, 1999 the Company had received approximately $860,000 in net proceeds from the sale of equity securities during the quarter just ended. Events subsequent to the period have continued to improve the prospects for the Company and management is optimistic that adequate funding for continuation of operations and development of the Company's technology assets can be obtained.

At December 31, 1999, the Company's cash position increased from $44,980 (at September 30, 1999) to $66,921, with $304,200 in restricted cash (uncleared funds from shareholder subscriptions from a private placement which had exceeded the minimum closing requirement but which was ongoing). Accounts payable and accrued liabilities decreased from $924,962 (as September 30, 1999) to $797,597. However, sales of Sierra Diagnostic's products to date are not sufficient to cover operating costs, and Sierra's ongoing operations require compliance with FDA requirements and that a base level of manufacturing be maintained.

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

Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose or may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

Year 2000

Year 2000 (Y2K) issues arise because many computer systems use two rather than four digits to identify the year, thus creating ambiguities which may produce errors before, on or after January 1, 2000. If not addressed , errors could impact all aspects of operations including financial reporting, clinical and production records or controls and communications. Errors may range from minor to significant systems failures and could be imported from suppliers' systems.

We have assessed, taken corrective actions in light of, and continue to monitor our vulnerability to Y2K issues in all aspects of our business including information and computer systems and critical suppliers and service providers. To the best of our knowledge, systems and equipment critical to our operations are Y2K compliant. However, it is not possible to be certain that the systems of our suppliers, service providers or other third parties upon which we rely are compliant or that they will be unaffected by problems in their own supply chain. Based on the nature of our operations and ongoing assessments we believe that Select has little direct exposure to Y2K issues.

We estimate that our direct costs of addressing the Y2K issues are less than $5,000, which are being expensed in the normal course of our business operations.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibit is filed with this report:                       Page
                                                                            ----
     27.  Financial Data Schedule                                             15

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 4, 2000                         SELECT THERAPEUTICS, INC.



                                                    By: /s/ Robert Bender
                                                        ------------------------
                                                    Name: Robert Bender
                                                    Title: Chairman of the Board