Form 10QSB
period 2000-03-31
SELECT THERAPEUTICS INC
filed 2000-05-16
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ________

                        Commission File Number 000-27353


                            SELECT THERAPEUTICS, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               98-0169105
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

124 Mt. Auburn St., Suite 200 North, Cambridge, MA            02138
(Address of principal executive offices)                    Zip Code)

                                 (617) 520-6693
                (Issuer's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 11,862,308 as of May 10, 2000.

Transitional Small Business Issuer Disclosure Format: Yes ___ No _X_

                    Page 1 of 10; Exhibit Index is on Page 9

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets
(Stated in U.S. dollars)
(Unaudited)

------------------------------------------------------------------------------------
                                                           March 31,        June 30,
                                                               2000             1999
                                                                           (Audited)
------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                               $    176,667    $    120,881
Restricted cash                                                   --          72,000
Cash held in trust                                         8,695,350              --
Accounts receivable                                               --           7,380
Inventory                                                     22,805          32,130
Prepaid expenses and other assets                             18,780          21,740
Property, plant and equipment                                112,437         104,547
Intangible assets                                            705,769         900,581

------------------------------------------------------------------------------------
                                                        $  9,731,808    $  1,259,259
------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                   $    164,536    $     43,309
     Accrued liabilities                                     388,738         655,798
     -------------------------------------------------------------------------------
                                                             553,274         699,107

Shareholders' equity:
     Capital stock:
         Authorized:
              1,000,000 preferred shares
              50,000,000 common shares,
                $0.001 par value
         Issued:
              11,862,308 common shares
                (June 30, 1999 - 5,634,094)                   11,862           5,634
     Contributed surplus                                  15,543,612       5,140,120
     Deficit accumulated during the development stage     (6,376,940)     (4,585,602)
------------------------------------------------------------------------------------
                                                           9,178,534         560,152

------------------------------------------------------------------------------------
                                                        $  9,731,808    $  1,259,259
------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Stated in U.S. dollars)
(Unaudited)

----------------------------------------------------------------------------------------------
                                               Nine months ended            Three months ended
                                                   March 31,                    March 31,
----------------------------------------------------------------------------------------------
                                             2000           1999           2000           1999
----------------------------------------------------------------------------------------------

Revenue                               $   170,590    $   110,750    $    77,465    $   110,750
Cost of revenue                            56,902         77,556         43,191         77,556
----------------------------------------------------------------------------------------------
                                          113,688         33,194         34,274         33,194

Interest income                               524         32,570              8          5,829

Research and development                  595,050      1,103,923        263,426        802,131
Selling, general and administration     1,085,814        714,442        369,684        146,948
Depreciation                               29,874         11,437          9,958          8,825
Amortization                              194,812        108,230         64,937         64,938
----------------------------------------------------------------------------------------------
                                        1,905,550      1,938,032        708,005      1,022,842
----------------------------------------------------------------------------------------------
Loss for the period                   $(1,791,338)   $(1,872,268)   $  (673,723)   $  (983,819)
----------------------------------------------------------------------------------------------

Loss per share                        $     (0.26)   $     (0.36)   $     (0.10)   $     (0.19)

Weighted average number of shares       6,956,082      5,228,791      6,956,082      5,228,791

----------------------------------------------------------------------------------------------

Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)

Nine months ended March 31, 2000
(Unaudited)

---------------------------------------------------------------------------------------------------
                                                                            Deficit
                                                                        accumulated
                                                                         during the
                                    Common shares        Contributed    development
                                Shares         Amount        surplus          stage           Total
---------------------------------------------------------------------------------------------------

Balance, June 30, 1998       4,981,313   $      4,981   $  3,176,046   $ (2,118,274)   $  1,062,753

Issue of common shares         652,781            653      1,964,074             --       1,964,727

Loss for the period                 --             --             --     (2,467,328)     (2,467,328)
---------------------------------------------------------------------------------------------------

Balance, June 30, 1999       5,634,094          5,634      5,140,120     (4,585,602)        560,152

Issue of common shares       6,228,214          6,228     10,403,492             --      10,409,720

Loss for the period                 --             --             --     (1,791,338)     (1,791,338)

---------------------------------------------------------------------------------------------------
Balance, March 31, 2000     11,862,308   $     11,862   $ 15,543,612   $ (6,376,940)   $  9,178,534
---------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)
Nine months ended March 31, 2000 and 1999
(Unaudited)

-----------------------------------------------------------------------------------------
                                                                     2000            1999
-----------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
     Loss for the period                                     $ (1,791,338)   $ (1,872,268)
     Items not involving cash:
         Depreciation                                              29,874          11,437
         Amortization                                             194,812         108,230
         Issue of common shares for services                      183,600         933,730
     Changes in non-cash operating working capital:
         Accounts receivable                                        7,380         (15,500)
         Inventory                                                  9,325         (18,528)
         Prepaid expenses and other assets                          2,960          21,000
         Accounts payable                                         121,227        (754,659)
         Accrued liabilities                                     (267,060)        396,058
-----------------------------------------------------------------------------------------
                                                               (1,509,220)     (1,190,500)

Financing activities:
     Repayment of loans due to the former shareholders
       of Sierra Diagnostics Inc.                                      --        (285,999)
     Proceeds from issuance of common shares                   10,226,120              --
     Restricted cash                                               72,000         (72,000)
-----------------------------------------------------------------------------------------
                                                               10,298,120        (357,999)

Investing activities:
     Additions to property, plant and equipment                   (37,764)       (118,280)
-----------------------------------------------------------------------------------------
                                                                  (37,764)       (118,280)


Decrease in cash                                                8,751,136      (1,666,779)

Cash and cash equivalents, beginning of period                    120,881       2,070,705

-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $  8,872,017    $    403,926
-----------------------------------------------------------------------------------------

Supplementary disclosure:
     Non-cash financing and investing activities:
         Issue of common shares to purchase licenses         $         --    $    138,730
         Issue of common shares related to the acquisition
           of Sierra Diagnostics Inc.                                  --         780,997
         Issue of common shares for services                      183,600         795,000

-----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
(Stated in U.S. dollars)
Nine months ended March 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------


Basis of presentation:


In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 1999 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the June 30, 1999 audited consolidated financial statements and notes thereto. The Company's results of operations for the first three fiscal quarters of 2000 are not necessarily indicative of future operating results.


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.


Cash and cash equivalents


Cash and cash equivalents includes cash, mutual funds, and cash held in trust.


Capital stock


During the nine months ended March 31, 2000 the Company completed the following capital stock transactions:

(i) 36,000 common shares were issued in the amount of $90,000 as consideration for professional services;

(ii) In July 1999, 50,000 common shares were issued for gross cash proceeds of $125,000.

(iii) In August 1999, the Board of Directors approved the reduction of the April 1998 private offering common share price from $3.00 per share to $2.00 per share and authorized the issuance of an additional 381,264 common shares to the subscribers of the April 1998 private offering.

(iv) In October 1999, the Company completed a private placement of 151,000 common shares and 302,000 redeemable warrants for gross cash proceeds of $188,750. Each redeemable warrant entitles the holder to purchase one common share of the Company at a price of $1.85 per share and has an exercise period of three years from the date of issue.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)
Nine months ended March 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------

(v) In November 1999, 416,000 common shares and 416,000 redeemable warrants were issued for gross cash proceeds of $748,000 which related to the November 1999 private placement. Each redeemable warrant entitles the holder to purchase one common share of the Company at a price of $3.00 per share until December 31, 2002.

(vi) In November 1999, 42,000 common shares and 42,000 redeemable warrants were issued in the amount of $93,600 as consideration for professional services.

(vii) In January, February and March 2000, 243,750 common shares and 243,750 redeemable warrants were issued for gross cash proceeds of $438,750 which related to the November 1999 private placement. Each redeemable warrant entitles the holder to purchase one common share of the Company at a price of $3.00 per share until December 31, 2002.


(viii)In March 2000, 143,000 common shares and 143,000 redeemable warrants were issued as payment for services rendered valued at $257,400. Each redeemable warrant entitles the holder to purchase one common share of the Company at a price of $3.00 per share until December 31, 2002. The Company also completed a private placement of 4,750,000 common shares for gross cash proceeds of $9,500,000 and issued to its placement agent and others redeemable warrants entitling the holders to purchase 466,667 common shares of the Company at a price of $2.00 per share until December 31, 2002.

Share issue costs incurred in the nine months ended March 31, 2000 in the amount of $1,041,940 (1999 - $Nil) have been netted against contributed surplus.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

      THIS REPORT, INCLUDING WITHOUT LIMITATION, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10Q-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR
ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION, THE HIGH COST AND UNCERTAINTY OF THE RESEARCH AND DEVELOPMENT OF PHARMACEUTICAL PRODUCTS, THE UNPREDICTABILITY OF THE DURATION AND RESULTS OF THE U.S. FOOD AND DRUG ADMINISTRATION'S REVIEW OF NEW DRUG APPLICATIONS, THE COMPANY'S INABILITY TO OBTAIN ADDITIONAL CAPITAL, THE POSSIBLE IMPAIRMENT OF, OR INABILITY TO OBTAIN, INTELLECTUAL PROPERTY RIGHTS AND THE COST OF OBTAINING SUCH RIGHTS FROM THIRD PARTIES AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES TO RESEARCH, DEVELOP, MANUFACTURE AND SELL ITS PRODUCTS, IF ANY.

Overview

      The Company is a development stage biopharmaceutical company formed to acquire and develop rights to selected early-stage compounds and technologies which have potential use as therapeutics or diagnostics. Since its inception on December 6, 1996, substantially all of the Company's resources have been dedicated to research and development and technology acquisition. To date, the Company has not generated significant product revenues. Sales of Gonostat, launched in January 1999, and potential sales of other diagnostic products are not expected to generate sufficient revenues to cover the Company's operating costs during the next three years.

      Although the Company raised gross proceeds of $9.5 million from a private equity placement in March 2000, the continuation of the Company as a going concern is dependent on additional equity financing and on the development of economically viable products. The Company has incurred losses of $1,791,338 and $1,872,268 in the nine months ended March 31, 2000 and 1999, respectively, and negative cash flow is expected to continue for the Company for at least the next three years. There can be no assurance that funding will be available to the Company or that the Company will be able to develop an economically viable product.

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

      During the quarter which ended March 31, 2000, SELECT's management's efforts continued to be directed to obtaining funds and repositioning the Company. Product development efforts continued but were constrained by both funding and management availability. In March 2000 the Company closed a private placement for $9,500,000. Investors included institutions and individuals. The funds from this placement are believed to be sufficient to cover operations for the next 18 months. This placement is a key step in the process of building the Company and is the first time that institutions have participated in SELECT.

Program Review

      During the quarter ended March 31, 2000, the Company was able to maintain and expand its research collaborations and strengthen its portfolio of intellectual property. Academic research on applications of Verotoxin (VT) continued in collaborating institutions. However, due to the significant funding requirements, production of clinically qualified materials was not initiated and all clinically oriented programs were halted for both purging and direct applications of the toxin. In April 2000, following the receipt of the net proceeds from the $9.5 million private placement completed in March 2000, the Company recommenced these activities and both programs moved forward. Both of these programs continue to be viewed as promising and management believes that with the Company's recently obtained near-term funding, both can move forward rapidly since institutional collaborations are in place with clinical investigators.

      The application of VT to present antigens to dendritic cells continues to be a promising approach to the development of therapeutic vaccines for cancer and other diseases which circumvent the immune system's surveillance. Research carried out under the Company's option agreement with the Institut Curie has resulted in very promising findings. On December 2nd the Company announced the extension of the option agreement and that a plan for clinical investigation of the technology is being developed in collaboration with Dr. Evan Hersh at the Arizona Cancer Center. As with chemotherapeutic applications of VT, significantly increased levels of expenditure will be required as investigations move from the research laboratory setting to the clinical setting. These expenses include but are not limited to development of materials and formulations which are compliant with regulatory requirements and the costs of patient recruitment and monitoring in trial settings.

      Both the purging program and the dendritic cell program involve ex-vivo therapies (i.e. treatments that are carried out on patient tissues which have been removed from the patient). A common characteristic of ex-vivo therapies is that, relative to systemic administration, they are less costly to investigate. Select's focus is on identification of opportunities which combine low cost of development with a strong proprietary position and potentially short time to market. There can be no assurance that viable products will result from the Company's programs.

      The Company owns as a 100% subsidiary Sierra Diagnostics Inc. ("Sierra"), a developer and manufacturer of diagnostic products for consideration comprising stock and assumption of debts and operating costs. Sierra has a base of proprietary technology relating to assays for sexually transmitted diseases and handling of clinical samples. It launched two products in 1999 both of which have significant revenue potential. The first product, Gonostat(TM) is a clinical laboratory test for gonorrhea which offers unique advantages in cost and performance relative to other technologies available in the market. There can, however be no assurance of performance in the market. The second product brought to market by Sierra is a sample preservation and handling product which eliminates the need for refrigeration of clinical samples intended for molecular (DNA/RNA based) assays. This product fits into the general practice of clinical testing and is expected to find wide application due to elimination of sample degradation and thus the need for repeat testing or sampling with attendant costs and inconvenience. Sales of products based on this technology and efforts to license the technology to third parties are beginning but no significant revenues had been generated.

      Sierra Diagnostics has operated within its expense projections but sales of Gonostat(TM), while contributing on a gross margin basis, lagged expectations. This resulted in a higher than anticipated cash requirement for Sierra. At the end of October Sierra entered into a distribution agreement for sales of its products to within third world countries and believes that operating results for fiscal 2001 will significantly improve. SELECT has engaged a sales and marketing group on a consulting basis to assist in developing the market for both diagnostic products and to evaluate other diagnostic opportunities for the Company. To date, the operations of Sierra have generated losses and there can be no assurance that profitable operations will be achieved or that, if achieved, they can be maintained.

      SELECT is developing a portfolio of proprietary product opportunities and is aggressively pursuing patents. In addition to licensed patents, the Company has agreements which provide for options on related inventions arising from sponsored work. Together with a strong network of institutional investigators management believes that it has been able to identify and build protection for a significant base for development of unique products. Competition in the areas of the Company's interests is intense and both the scientific and commercial environments change rapidly. By focusing on intellectual property development and using external contractors, Select hopes to be able to maintain the required flexibility to adapt to changing circumstances. The Company's key resources include qualified subcontractors and it believes that it can move rapidly into clinical investigations and development of products based on its intellectual property given adequate funding. The funding required as the Company enters clinical trials significantly exceeds the magnitude of funds raised by the Company to date and there can be no assurance that such funding is available on acceptable terms if at all.

Financial Condition

      During the quarter the Company's cash position increased from $371,121 to $8,872,017, consisting of cash and cash equivalents and cash held in trust, principally reflecting the net proceeds of the Company's $9.5 million equity private placement. The Company also decreased its accounts payable and accrued liabilities from $797,597 to $553,274 in the quarter. Management believes that adequate funding for continuation of operations and development of the Company's technology assets has been obtained but notes that significantly greater resources will be required in order to bring its therapeutic products to market.

Results of Operations

      For the quarter ended March 31, 2000, SELECT incurred a net loss of $673,723 compared with a loss of $983,819 for the corresponding three months ended March 31, 1999. For the nine months ended March 31, 2000 the Company incurred losses of $1,791,338 versus $1,872,268 for the corresponding period in 1999. The Company has been unprofitable from its formation and has an accumulated deficit of $6,376,940 through March 31, 2000. The net loss is a result of the routine operations of the Company in its development stage. We expect losses to continue and increase for the next several years as the Company pursues development and commercialization of its intellectual property resources.

      Revenue of $170,590 during the nine months ended March 31, 2000 were principally from the sale of Gonostat(TM). During the corresponding quarter in 1999, there were revenues of $110,750 from sales and interest income was $5,829. SELECT's sole operating revenues to date arise from sales of diagnostic products through its wholly owned subsidiary, Sierra Diagnostics. The Company has no other product or license revenues. Management anticipates that future revenues may consist primarily of product sales either directly by the Company or, more likely, through collaborative development and marketing agreements with other companies in the pharmaceutical industry. Sierra's operations are expected to achieve breakeven during fiscal 2000 and thereafter be profitable. However, there can be no assurance that such performance will be realized or maintained.

Costs and Expenses

      Operating expenses for the nine months ended March 31, 2000 were $1,905,550 compared to $1,938,032 in the same period of 1999. Expenditures required to advance the Company's development projects, notably initiation of manufacturing of GMP qualified materials, were deferred during the period but recommenced in April 2000.

      All research and development activities of the Company are expensed as incurred. Personnel costs including retained consultants and external contractors are the largest ongoing cost of operations. The Company has no long term employment contracts or liabilities for severances. At March 31, 2000 the Company employed seven people, mainly at Sierra Diagnostics and retained services of three key consultants who are an integral part of the Company management.

      Locating and retaining appropriate personnel resources is a priority and the Company anticipates that personnel costs will increase if adequate funding is obtained. The percentage of expenditures related to personnel and other operations is expected to decline as increasing commitments are made to external manufacturing and clinical studies.

Capital Expenditures

      There were no significant capital expenditures during the last six months.

      Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through private placements of its Common Stock. As of March 31, 2000 the Company had received approximately $9,340,000 net proceeds from the sale of equity securities during the quarter.

      The Company's limited financial resources forced it to curtail some of its planned operations through March 2000. Although these activities recommenced in April 2000, the Company will require substantial additional funding in order to complete its research and development activities and sublicense any potential products. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that the additional financing necessary to meet the Company's short and long-term capital requirements will be available on acceptable terms or at all.

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

      The Company currently has funds sufficient to continue operations for 18 months, including funds required to move current projects into clinical investigations. Management has been in discussions with a number of parties regarding additional financing required to maintain and develop the Company's position and while it is optimistic that such funds may be available there is no assurance that this will be the case. Sales of Sierra's products to date are not sufficient to cover operating costs. Sierra Diagnostic's ongoing operations require compliance with FDA requirements and that a base level of manufacturing be maintained.

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

Summary

      SELECT is a reporting entity under the Securities and Exchange Act of 1934 and believes it now satisfies the financial requirements for listing its Common Stock on the NASDAQ-Small Cap Market. The Company has succeeded in obtaining the funds it required to position the Company for continuing operations and forming development partnerships with other companies. We believe it has a strong portfolio of product opportunities in therapeutics for cancer, two of which have been advanced to the stage at which clinical investigations may begin (subject to adequate funding resources). Sierra sales growth has been slower than expected, but significant sales growth is anticipated in fiscal 2001. We are adding new products and technology to Sierra as part of an overall plan to develop a diagnostics business with both sales and earnings.

      Research results from key collaborations continue to be encouraging. Most notably the program at the Institut Curie, with respect to presentation of antigens to dendritic cells, has progressed well and moved significantly towards clinical experiments aimed at validating the potential of this approach for development of therapeutic vaccines for cancers.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

      In January, February and March, 2000, we sold to 16 accredited investors 18 3/4 units, each unit consisting of 13,000 shares of the Company's Common Stock and 13,000 redeemable warrants, at a price of $23,400 per unit, for an aggregate price of $438,750, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder. Each redeemable warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $3.00 per share until December 31, 2002.

      In March 2000, we issued to 9 investors 11 units, each unit consisting of 13,000 shares of the Company's Common Stock and 13,000 redeemable warrants, as payment for services rendered valued at $257,400 in reliance on the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each redeemable warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $3.00 per share until December 31, 2002.

     In March 2000, we sold to 47 accredited investors 4,750,000 shares of the Company's Common Stock at a price of $2.00 per share, for an aggregate price of $9,500,000, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. We also issued to our placement agent and others for their services in the offering redeemable warrants entitling the holders to purchase 466,667 shares of the Company's Common Stock at a price of $2.00 per share until December 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

      In March 2000, by written consent in lieu of a meeting, holders of a majority of the Company's stock approved an amendment to the Company's Certificate of Incorporation (the "Amendment") increasing the number of authorized shares of the Company's Common Stock from ten million (10,000,000) to fifty million (50,000,000) shares. The Amendment is expected to become effective on or about June 15, 2000. The Company is in the process of preparing an Information Statement pursuant to Section 14c of the Securities Exchange Act of 1934.


Item 5.  Other Information.

      In April 2000, Craig A. Sibley and Dr. George L. Spitalny resigned as directors of the Company.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

      The following exhibit is filed with this report:            Page
                                                                  ----
      27.   Financial Data Schedule                                11

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 11, 2000                             SELECT THERAPEUTICS, INC.



                                                By: /s/ Robert Bender
                                                    ---------------------------
                                                    Name: Robert Bender
                                                    Title: Chairman of the Board