Form 10KSB
period 2000-06-30
SELECT THERAPEUTICS INC
filed 2000-09-28
CIK 1037158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended June 30, 2000

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________ to _________

          Commission file number 000-27353

                             SELECT THERAPEUTICS INC
             (Exact name of registrant as specified in its charter)

           Delaware                                              98-0169105
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

124 Mt. Auburn Street, Suite 200 North,
Cambridge, Massachusetts                                            02138
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (617) 520-6693

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
Title of each class                                  which registered

      N/A                                                   N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $187,632.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) $47,167,755.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,874,308 shares of common stock, $.0001 par value, outstanding as of September 22, 2000.


                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

Item 1.  Description of Business.

     For simplicity, we use the terms "Select", "us", "we" or "our" to refer to Select Therapeutics Inc., collectively with our subsidiaries unless the context requires otherwise.

Overview

     We were incorporated in Delaware in January 1997, under the name VT Development, Inc. In July 1997, we changed our name to Select Therapeutics Inc. We currently are conducting our business directly and through Select Therapeutics (Canada) Inc., our wholly-owned Canadian subsidiary which was organized in December 1996, and Sierra Diagnostics, Inc., a California corporation which we acquired in November 1998. We recently accepted in principle a management buy-back of Sierra pursuant to which we would receive a royalty on net sales of certain Sierra products. Although we can give no assurance, we expect the transaction to be concluded before December 31, 2000. As more fully described below, we are a development stage biopharmaceutical company.

     Our principal focus is on the development of therapeutic interventions for cancers and, in particular, on the application of the binding behavior of a bacterial toxin, called verotoxin or VT, and nontoxic fragments of VT, to the development of therapeutic agents. VT binds specifically to molecules found on the surface of certain cells which include a number of cancer types. This specific binding behavior is the basis for direct applications of the toxin as a chemotherapeutic agent. In addition, a non-toxic fragment of the toxin has been found to be an effective carrier for presenting antigens to the immune system and thereby generating an immune response to agents such as cancer cells which can otherwise escape immune surveillance. These applications of VT and non-toxic VT fragments are the key elements of our program for development of therapeutics, the first leading to direct chemotherapy agents and the second to therapeutic vaccines.

     Our principal place of business is located at 124 Mt. Auburn Street, Suite 200 North, Cambridge, Massachusetts 02138 and our telephone number is (617) 520-6693.

     Our common stock is listed on NASDAQ's over-the-counter bulletin board under the symbol "SLPU.OB".

Description of business

     Our business development strategy is to acquire the rights to selected early stage technologies which have potential use as therapeutic pharmaceuticals. Our business model is to obtain by license the right to develop, manufacture and market potentially useful early stage products, such as those compounds which have undergone little, if any, preclinical testing and which are the subject of pending United States composition of matter or use patent applications which have been filed or which we intend to file. We typically bear the expense of patent prosecution and may sponsor and direct some preclinical and clinical testing. However, to avoid the substantial costs and huge risks associated with commercialization, we may sublicense the manufacturing and marketing rights to portfolio pharmaceutical products to one or more corporate partners in exchange for license fees, milestone payments and royalty payments. Depending upon our financial capability, we may retain rights to our portfolio pharmaceutical products and develop the products ourself. We or our sublicensee would submit to the FDA a new drug application ("NDA") in order to obtain the FDA's clearance to market the drug. Our business model provides the opportunity to maximize return on investment while controlling costs and risks. However, we can't assure you that we will be able to successfully develop any pharmaceutical products directly or indirectly through sublicensees, or even that we will be able to obtain sublicensees. Our portfolio consists of compounds in the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and infectious diseases.

Technology licenses

     1.   Verotoxin/Neoplasia

     Licensed technology. In December 1996, we obtained from the University of Toronto Innovations Foundation the exclusive, worldwide license, with the right to grant sublicenses, to make, use and sell any verotoxin pharmaceutical composition for the treatment of neoplasia, as described in the inventions claimed in certain Canadian and United States patent applications and any improvements. We are responsible for all expenses of filing, prosecuting and maintaining any patents or patent applications issued or filed under the license, and we have a right of first refusal on any improvements made by the University. If we choose to exercise such right, we will be obligated to pay all expenses associated with the filing and prosecution of patent applications, selection of counsel, countries of filing and the like. In the event that we have not achieved commercial sales by December 31, 2005, the University has the option of converting the exclusive license to a non-exclusive license or, if we cannot demonstrate reasonable due diligence towards commercial exploitation, the University can terminate the license.

     Verotoxin is a naturally occurring protein produced by certain strains of bacteria which binds to specific receptor sites found on the exterior surfaces of certain living cells, including certain types of malignant tumor cells, epithelial intestinal cells of humans, certain dividing endothelial cells and certain lymphocytes. The verotoxin molecule, after binding itself to a receptive cell, penetrates the cell and kills it. Preliminary, pre-clinical studies suggest that the receptor to which verotoxin binds can be found on the exterior surfaces of cells which constitute ovarian, testicular, cervical, and breast cancers and certain brain tumors such as astrocytomas. Preliminary, pre-clinical testing of the effects of verotoxin on astrocytoma tumors implanted in live mice has suggested that the direct intratumoral administration of the toxin molecule may inhibit the growth of such tumors and cause them to regress, in some cases completely.

     Preliminary research suggests that the receptor to which verotoxin binds is not found on the surface of most healthy, non-malignant cells. Should this be confirmed by further testing, it would indicate that verotoxin, if used as a cancer chemotherapy agent, would have selective toxicity for tumor cells, with acceptable side effects due to any interactions with normal tissue. Therefore, we believe that development and commercial exploitation of the subject molecule, as to the success of which no assurance can be given, may lead to a drug formulation which will treat certain malignant tumors while producing acceptable side effects comparable to or less than those caused by many chemotherapies currently administered.

     Licensing fee. We paid a non-refundable licensing fee of $210,000, Canadian, in cash and shares of our common stock. (Throughout this report, all amounts are stated in U.S. dollars unless otherwise indicated.)

     Milestones. The verotoxin license agreement requires us to achieve certain results and to expend minimum amounts of money in developing a commercially marketable formulation of the licensed verotoxin technology. In the event that one or more milestones are not timely attained in any given calendar year, we must pay an annual penalty of $50,000, Canadian, in calendar years 2003, 2004 and 2005, which would be credited to future royalties in excess of annual minimum royalties, subject to a minimum annual royalty which has not yet been fixed. A minimum annual royalty is the amount payable if the royalties earned on actual sales of this product are less than a specified minimum. Our management believes that we are in compliance with the milestone requirements of the agreement.

     Royalties. We will pay to the University a royalty equal to 4% of our net sales of all verotoxin products used in the treatment of human tumors. However, in the event that we license another royalty bearing product for inclusion in our verotoxin products and the aggregate royalties payable by us on the final product are greater than 6%, then the royalty due to the University shall be reduced to 3%. Prior to the date of the first commercial sale of a pharmaceutical product containing the licensed verotoxin technology, the parties will negotiate annual minimum royalties to be paid by us, taking into account market size, competitive position and patent issues, in order to provide the University with continuing assurance of our diligence toward exploitation.

     Sublicensing fees. We shall pay to the University 30% to 40% of any sublicense fees we receive from an unaffiliated sublicensee.

     2.   Intracellular Transport Technology/Cancer and other vaccines

     Optioned technology and terms. We obtained from the Institut Curie and the Centre National de la Recherche Scientifique an option, exercisable until December 31, 2000 to enter into an exclusive, worldwide license, with the right to grant sublicenses, to make, use and sell any human or animal healthcare product incorporating T-cell response modifier technology claimed in the subject Canadian and U.S. patent applications and any improvements. The underlying technology is based on the expression of the verotoxin receptor by human dendritic cells which initiate and control the body's immune responses. Dendritic cells play a pivotal role in initiating immune responses by taking up and processing foreign antigens and "presenting" on their surface in a chemical form which can activate other cells of the immune system.

     On December 2, 1999, we announced that a plan for clinical investigation of the technology was being developed in collaboration with Dr. Evan Hersh of the Arizona Cancer Center. Based on preliminary in-vitro research, we and the Institut Curie and the Centre National de la Recherche Scientifique believe it may be possible to use the dendritic cell antigen processing pathway involving the verotoxin receptor to develop vaccines against cancer and other diseases.

     The option agreement contemplates an initial research stage, expected to last for one year, to validate in vitro the concept of the technology, and we are obligated to provide $100,000, or 40% of the funding, for the initial research stage. The second research stage, which is expected to last two to three years from the end of the first stage, will validate in vivo the effect of the product in animal models, including phase one clinical trials. If and when we exercise our option, the parties shall establish funding requirements for additional research stages, the funding of which will be our sole responsibility.

     In order for us to exercise the option, two requirements must be met: (i) a business plan for the development and commercialization of the licensed intracellular transport technology must be completed, and (ii) the funding of the second and third stages of the research program must be insured. In the event that we have not proposed a long term development and commercialization plan by December 31, 2000, the other parties have the option of terminating the agreement.

     We are responsible for all expenses of filing, prosecuting and maintaining any patents or patent applications issued or filed during the option period, and have a right of first refusal on any improvements made by the Institut Curie and the Centre National de la Recherche Scientifique. The cost of filing any patent applications for improvements will be borne by the party making the improvement.

     Licensing fee. In the event that we acquire a license, we must pay a non-refundable licensing fee equal to $200,000, of which $100,000 is due within 30 days of execution of the license and balance is due six months thereafter. We also must pay an additional non-refundable license fee of $50,000 upon completion of each of the second and third stages of the research program.

     Milestones. Additional development milestones will be set by the parties within two years following the execution of the license agreement. If we have not achieved commercial sales by the year 2008, we will be required to pay a penalty of $200,000, or, if we cannot demonstrate reasonable due diligence towards exploitation, the Institut Curie and the Centre National de la Recherche Scientifique have the option of terminating the license.

     Royalties. We will pay to the Institut Curie and the Centre National de la Recherche Scientifique a royalty based on our net sales of pharmaceutical products containing the licensed intracellular transport technology. Prior to the date of first commercial sale, the parties will negotiate annual minimum royalties to be paid by us, taking into account market size, competitive position and patent issues, in order to provide the Institut Curie and the Centre

National de la Recherche Scientifique with continuing assurance of our diligence toward exploitation.

     Sublicensing fees. We shall pay to the Institut Curie 30% to 50% of any sublicense fees we receive from an unaffiliated sublicensee.

     3.   Bone Marrow Purging

     Licensed technology. In February 1998, we entered into a license agreement with the University of Toronto Innovations Foundation and the Ontario Cancer Institute whereby we obtained an exclusive, worldwide license, known as the CD77 License, with the right to grant sublicenses, to make, have made, use and sell any product using any method of selectively purging CD77 positive cells from bone marrow described in patent applications, and to use, have used, make and have made the method for treatment of non-hodgkin's lymphomas described in such applications, for the purpose of producing products using the CD77 technology. On September 1, 1998, U.S. Patent No. 5,801,145 was issued, which covers the licensed CD77 technology. We are responsible for the expenses of filing, prosecution and maintenance of patent applications for filing. If we choose not to file a patent application, the Ontario Cancer Institute may do so at its own expense. We have a right of first refusal for any improvements made by the Ontario Cancer Institute. In the event that we have not achieved commercial sales by December 31, 2002, the University has the option of converting the exclusive CD77 license to a non-exclusive license or, if we cannot demonstrate reasonable due diligence towards commercial exploitation, terminating such license. The CD77 license will remain in effect so long as there is at least one patent in force or patent application pending.

     The licensed CD77 technology is under evaluation for use in improved interventions for cancer patients whose therapeutic options include autologous stem cell transplantation. Preliminary research indicates that blood cells may be removed from patients undergoing high dose radiation or chemotherapy which may destroy blood forming cells, treated using the licensed CD77 technology to remove contaminating tumor cells and then transplanted back into the patient after therapy. Under the licensed technology, verotoxin, a bacterial toxin, is used to selectively kill cancer cells which may contaminate the blood cells harvested for transplantation back into the patient after high dose chemotherapy to re-establish the patient's bone marrow. Early studies suggest that treatment of the harvested blood cells with verotoxin ex-vivo does not harm the essential blood cells which allow regeneration of new blood cells. Although further research is necessary, elimination of cancer cells in the marrow using the licensed CD77 technology may result in improved clinical outcomes for such patients.

     Licensing fee. We paid $97,902 in cash and shares of our common stock.

     Milestones. The CD77 license requires us to achieve certain results and to expend minimum amounts of money in developing a commercially marketable formulation of the licensed CD77 technology, as to the success of which no assurance can be given. Development milestones for the years 2000 to 2005 will be set by us in the first two years of development. We believe we are in compliance with the milestone requirements of the CD77 license.

     Royalties. We are required to pay to the University a royalty equal to 4% of net sales of all licensed CD77 products. However, in the event that we license another royalty bearing product for inclusion in the licensed CD77 products and the aggregate royalties payable by us on the final product are greater than 6%, then the royalty fee due to the University shall be reduced to 3%. Prior to the date of the first commercial sale of a licensed CD77 product, the parties will negotiate annual minimum royalties to be paid by us, taking into account market size, competitive position and patent issues, in order to provide with continuing assurance of our diligence toward exploitation. The amount of our minimum annual royalty has not yet been determined.

     Sublicensing fees. We are required to pay the University 30% to 50% of any sublicense fees we receive from an unaffiliated sublicensee.

     4.   Clinical Monitoring of Malignant Lymphomas

     Licensed technology. On March 1, 1999, we obtained from the University of Alberta an exclusive worldwide license, with the right to grant sublicenses, to use a method of clinical monitoring of malignant lymphocytes claimed in pending patent applications, and to manufacture, distribute, and sell goods in connection with the use of all or some of the University of Alberta technology.

     Licensing fee. We paid the University an initial license fee of $18,000.

     Royalties. We shall pay a 3% royalty on our net revenue from our sales of products incorporating the University of Alberta's technology.

     Sublicensing fees. We shall pay 40% of the sublicensing fees, net of the research and development costs incurred by us, but not less than 20% of the sublicense fee we receive.

     5.   Gonostat Test Kit*

     Licensed technology. Through Sierra Diagnostics, Inc. we develop manufacture and sell an in-vitro diagnostic kit, known under the trade name Gonostat which detects the presence of gonococchal DNA by using genetic transformation technology and a mutant strain of Neisseria gonorrhea. The kit incorporates test methodology for the laboratory diagnosis and test strain of neisseria gonorrhoeae, covered by U.S. Patent No. 4,446,230, to which Temple University in January 1994 granted Sierra an exclusive worldwide license with the right to sublicense, to make in the United States any product, process, or use covered by the licensed patent.

----------
* We recently accepted in principle a management buy-back of Sierra pursuant to which we would receive a royalty on net sales of certain Sierra products. Although we can give no assurance, we expect the transaction to be concluded before December 31, 2000.

     Royalties. Subject to a $10,000 annual minimum royalty, on licensed products manufactured or sold in the United States, we pay Temple University a royalty of 4% of annual net sales up to and including $2,000,000, plus 3% of annual net sales greater than $2,000,000, but not more than $4,000,000, plus 2% of annual net sales in excess of $4,000,000. Royalties on foreign sales are all reduced by 1%.

     Sublicensing fees. We must pay Temple University 25% of all sums of money, other than royalties on account of net sales of the licensed product, which we receive from sublicensees, including, but not limited to all sublicense fees and minimum royalties paid to us by sublicensees.

Development programs

     1. Dendritic cell activation by verotoxin conjugates. We have an option from the Institut Curie to license the rights to a patented technology which utilizes the binding unit of verotoxin as a carrier to deliver specific antigens to dendritic cells.

     Overview: Dendritic cells are specialized cells of the immune system which have the capacity to take up foreign antigens, process them internally, and then display antigen fragments on their surfaces in a chemical form recognizable by other immune cells. It is now believed that antigen "presentation" by dendritic cells is essential to the activation of an antibody response or of a cellular immune response to tumor cells or microbes. Activation of an individual's immune system via stimulation of dendritic cells to identify, target and destroy cancer cells is a new approach to cancer therapy which has shown very promising results in a number of laboratory and clinical trials conducted by third parties.

     Dendritic cells have specific receptors which bind the B fragment of verotoxin. The B fragment is nontoxic to the cells. If a tumor antigen is bound to the B fragment of verotoxin, the entire complex binds to these specific receptors on the dendritic cell surface. After binding, the complex is internalized into the dendritic cells' antigen-processing pathway and is presented on the surface as an effective activator of the immune system. This technology has been developed and tested in animal models at the Institut Curie, in a program partially sponsored by us.

     Clinical development: We intend to pursue two therapeutic approaches to the utilization of the technology:

     o adoptive immunotherapy (Activate(TM)), a procedure in which dendritic cells are removed from the patients' blood, activated ex vivo with our B fragment verotoxin tumor antigen complex, and then reinfused to activate the immune system to kill the tumor cells; and

     o vaccination employing direct parenteral injection of our B fragment tumor antigen complex (VeroVax(TM)) to stimulate an in vivo immune response against tumors.

     We believe that there is significant overlap of the resources required for the development programs for each of these two products, leading to operating efficiencies for us. Due to regulatory requirements there is a progression in product development and market opportunity which can be realized.

     Application: Adoptive immune therapy, or Activate(TM) products

     Overview: In adoptive immune therapy, dendritic cells are exposed to antigens in an ex-vivo setting which allows for stimulation and expansion of the dendritic cell population. This may be important in patients with compromised immune systems. Because the cells are manipulated ex vivo, the process can be monitored and quality controlled rigorously, which we believe allows both a shorter regulatory pathway to patient trials and a more flexible environment for development than in vivo strategies employing direct vaccination of patients. The key goal in adoptive immunotherapy is the demonstration that dendritic cells can be stimulated by antigens to which they do not normally respond and that they then can activate lymphocytes to kill tumor cells.

     Clinical development: Research conducted by our collaborators at the Institut Curie has shown that molecular constructs based on the binding subunit of VT ("VT-B") are capable of stimulating dendritic cells to process attached tumor antigens so as to induce cytotoxic lymphocytes to kill tumors bearing that antigen in an animal model. Patent protection has been sought on the basic construct and subsequent work.

     The next stage of product development involves replication of the results in patient derived dendritic cells and ex-vivo characterization of the cellular response. This can be carried out with laboratory grade materials. However, clinical validation will require preparation of VT- B constructs in compliance with current pharmaceutical good manufacturing practices. We have retained a manufacturer to produce clinical trial materials.

     Economics: A course of adoptive immunotherapy requires special handling of patient material, laboratory processing, cellular quality control and readministration to patients. If successfully introduced into clinical practice, VT-B antigen constructs for use ex-vivo will likely be priced as an enabling reagent on a per-patient treatment basis.

     Application: Parenteral therapeutic vaccines, or VeroVax(TM)

     Overview: Vaccines are generally composed of foreign antigens, prepared in a vehicle which is designed to stimulate an immune response after direct patient injection. Such therapeutic vaccines for cancer are superficially similar to conventional vaccines such as tetanus toxoid to prevent tetanus. They are designed to be capable of stimulating the immune system to respond to specific tumor-associated antigens. VeroVax(TM) vaccines are intended to be conjugates of VT-B with specific tumor-associated antigens for direct administration to the patient by injection. In practice, a therapeutic anti-cancer vaccine is likely to be a mixture of several antigen VT-B constructs tailored to specific tumor types.

     Status: VeroVax(TM) products could represent a significant advance over current practice and could have the potential to achieve market dominance in the emerging sector of therapeutic cancer vaccines since they do not require cumbersome ex-vivo procedures. Proof of concept experiments have been carried out in animals and a development program targeted at clinical trials is being developed.

     Economics: VeroVax would add significant value by avoiding the need for patient specific ex-vivo manipulations and procedures.

     2.   Therapeutic utilization of verotoxin or VT-1 (VeroPulse(TM))

     We have engaged a third party to manufacture pharmaceutical grade verotoxin (Veropulse(TM)) in accordance with current good manufacturing practices required by the FDA.

     We anticipate that the product will be formulated for trials in stem cell purging and treatments of certain brain cancers.

     A.  Purging  of  tumor  cells  as  an  adjunct  to  autologous   stem  cell
transplantation and marrow transplantation.

     Overview: High dose chemotherapy is currently being used to attempt to eradicate tumors. Stem cells in the marrow which are needed to continuously produce white and red blood cells succumb to these treatments. To avoid destroying the patient's capacity to make new blood cells as needed, blood stem cells or bone marrow containing such stem cells is removed prior to administration of the chemotherapy. The blood stem cells are then transplanted back into the patient after the potentially toxic treatment. These blood stem cell or bone marrow transplants may contain tumor cells and can result in reestablishment of the cancer. Purging the transplant tissue of tumor cells ex-vivo can eliminate contaminating tumor cells and potentially lead to improved outcomes.

     Clinical development: The first clinical population intended to be investigated is patients with multiple myeloma, a cancer of the white blood cells. Multiple myeloma is a rare but significant cancer with an occurrence rate of approximately 55,000 cases annually, worldwide, of which approximately 40% are eligible for autologous transplant procedures. These cancer cells have been shown in vitro to be susceptible to VT. We also have a proprietary assay which allows for the assessment of the efficacy of tumor cell purging in this disease. This is a key point since it allows for rapid evaluation of the effectiveness of treatment. Since the toxin is used ex-vivo, product development requirements are greatly simplified. A clinical trial has been organized in cooperation with the W.W. Cross Cancer Institute at the University of Alberta, by doctors Andrew Belch and Linda Pilarski, to start once VT-1 is manufactured in accordance with pharmaceutical good manufacturing practices and we obtain the regulatory approval required to commence the trial.

     Production of VT-1 has been sourced through a qualified subcontractor with experience in the manufacture and purification of recombinant proteins for therapeutic use. Costs of all active ingredients required through the end of the clinical trials is estimated at approximately $2,300,000.

     Patents or licenses to patent applications on the use of VT-1, therapeutic compositions and the specific use of VT-1 in purging applications have been obtained. In addition, we have licensed a patented assay for immunoglobulin changes characteristic of multiple myeloma as a development tool which can markedly reduce the time required for clinical trials to demonstrate efficacy of purging in improving therapeutic outcomes.

     B. Application: Direct intra tumor injection

     Overview: VT-1 has been shown ex-vivo to be specifically toxic to certain cancer cells. In animal experiments, certain engrafted human tumors have totally regressed and not recurred. There is some evidence of non-tumor binding of VT-1 in adult humans and extensive toxicological investigations would be required for systemic administration. Direct intratumor injection without systemic administration of the toxin might be viewed as an aggressive intervention, but for tumors which are surgically inaccessible or unmanageable it may be acceptable for treatment. The amount of toxin to be administered in any such use must be low in relation to the whole body toxic threshold dose.

     Clinical development: Astrocytomas are highly invasive, rapidly growing brain tumors which are surgically intractable both because of their location and invasive behavior. Patients typically undergo one or more debulking surgeries, generally with significant collateral impairment of brain function. Since there are no alternate therapies and the best available practice has very poor prognosis for the patient, an experimental therapy involving direct intratumor injection of VT-1 has been planned as a physician-sponsored study in Canada. The first trial will be on patients who are being surgically managed and will be aimed at halting progression of the disease. Direct intra-tumor injection of VT-1 will be done under stereotactic control. The development of multiple drug resistance in tumors after courses of conventional chemotherapy is a general and widespread phenomenon leading to the failure of therapy in the patients where it occurs. Multiple drug resistance is accompanied by a significant increase in the susceptibility of tumors to VT-1. This phenomenon may make VT-1 a useful candidate for this population.

     Material for the first clinical trials of VT-1 is expected to be obtained from the same production run as that used for the stem cell and bone marrow purging kits.

     3.   Diagnostic products*

----------
* We recently accepted in principle a management buy-back of Sierra pursuant to which we would receive a royalty on net sales of certain Sierra products. Although we can give no assurance, we expect the transaction to be concluded before December 31, 2000.

     We market and sell diagnostic products domestically through our subsidiary Sierra Diagnostics, Inc. and distribute them overseas using third parties.

     Gonostat(TM): We have developed a DNA complementation test which offers leading price-performance to large public health laboratories and reference labs and is sold directly to these labs.

     As a result of our November 1998 acquisition of Sierra Diagnostics, Inc., we operate a U.S. Food and Drug Administration approved manufacturing facility of approximately 7,606 square feet located in Sonora, California, where we manufacture our Gonostat in-vitro diagnostic product for the detection of gonorrhea, which received marketing clearance from the FDA in June 1998. Our sole Gonostat customer is the Alabama Department of Health, which in November 1998 contracted with us to fill its ongoing requirements.

     DNA-RNA Protect(TM): We have also developed, through Sierra Diagnostics, Inc., and filed a U.S. patent application claiming a new technology for the preservation of nucleic acids in diversified body fluids which would solve a common problem of molecular testing systems by maintaining the integrity of a sample from the time it is taken out of the body until the time it is analyzed. This technology protects DNA and RNA from degradation in urine, serum, plasma, and tissues for up to eight days at temperatures up to 37 degrees celsius and allows samples to be stored and transported at room temperature and tested in batches. We are not aware of any other technology with equivalent performance for the stabilization of nucleic acids in urine. Sales of evaluation quantities of our DNA-RNA Protect(TM) product started in July 1999.

     We have entered into an agreement with Genelabs (Kenya) Ltd. to be our exclusive distributor in Kenya, Tanzania and Uganda for Gonostat(TM) and DNA-RNA Protect(TM). Genelabs, located in Nairobi, Kenya, distributes diagnostics and other medical products.

Marketing

     We are pursuing a niche product strategy which, in some cases, may make it practical to carry products through marketing. In general, the cost and time requirements of establishing independent distribution present significant entry barriers. Established distribution partners can often be found and frequently present a viable route to market entry for emerging companies.

Research and development

     During our fiscal years ended June 30, 2000 and 1999, we spent approximately $1,604,607 and $1,424,526 respectively, on research and development.

Patents and proprietary rights

     Patents and other proprietary rights are extremely important to our business. However, the patent positions of biopharmaceutical firms, including Select, are uncertain and involve complex legal and factual questions which can be difficult to resolve.

     Our general policy is to license the right to develop, manufacture and market selected early-stage compounds, which themselves are, or their use for the licensed indication is, covered by a U.S. patent application, which is pending or which we intend to file. To date, two patents have issued on our portfolio therapeutics compounds:

     o the "Method for Selectively Purging CD77+ Cells from Bone Marrow", U.S. patent no. 5,801,145, dated September 1, 1998; and

     o U.S. patent no. 5,968,894, effective October 19, 1999 for use of verotoxin for the treatment of brain cancer, ovarian cancer, breast cancer and skin cancer.

Patents for other portfolio therapeutic compounds are being sought.

     One of our technologies is the subject of an allowed claim although the U.S. patent has not yet issued:

     o "Verotoxin Pharmaceutical Compositions and Medical Treatments Therewith," dated Sept. 23, 1998.

     One diagnostic technology is the subject of an issued patent:

     o "Test Method for the Laboratory Diagnosis and Test Strain of Neisseria Gonorrhea," U.S. Patent No. 4,446,230, dated May 1, 1984.*

     We typically bear all patent prosecution expenses and patent maintenance expenses for any issued patent. We also may rely upon trade secrets and know-how.

     The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by us or our licensors will issue. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be absolutely certain that we or our licensor was the first inventor of the subject matter covered by the patent application, was the first to file a patent application or would obtain the freedom to practice the claimed inventions and the right to prevent others from doing so. Moreover, priority in filing a patent application for an invention can be overcome by a different party who first practiced

----------
* This patent is held by our subsidiary Sierra Diagnostics Inc. We recently accepted in principle a management buy-back of Sierra. See Item 1. "Description of Business-Overview".

the invention. Accordingly, we may have to participate in extensive proceedings in U.S. and foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office to determine priority and patent validity. Any such proceeding would be costly and consuming of our management's time. There can be no assurance that either our owned or licensed patents would be held valid or that our products would not be found to infringe upon patents owned by others. In the event of a determination that we are infringing a third party's patent, we would likely be required to pay royalties, which could be substantial to such third party.

     There can be no assurance that any patent rights held by us will provide any actual competitive advantage to us. Competitors may be able to develop similar and competitive products outside the scope of our patents. For example, should third parties patent or otherwise develop and receive governmental clearance to commercialize a substance such as verotoxin for a use not covered by our patents, physicians could use those third party products in place of our verotoxin products even though such third party products were not approved by the FDA for the same indications as our products. Any such off-label use of third party products could have a material adverse affect on the sales of our products and the amount of royalty revenues we receive.

     From time to time, third parties may claim or we may identify intellectual property rights not owned or licensed by us which we may infringe. To the extent that such properties are in the public domain, in the first instance we would seek the opinion of patent counsel to avoid claims of willful infringement. In addition, whether or not such properties are in the public domain, we, after consultation with patent counsel and based on our evaluation of applicable considerations, including, without limitation, the potential duration, expense and outcome of an infringement proceeding, the validity or enforceability of such potential claims and other business considerations, may seek to license such intellectual properties in consideration of our payment of royalties. There can be no assurance that we will be able to obtain from third parties patent licenses on commercially reasonable terms, if at all.

     We also rely upon trade secret protection for our confidential and proprietary information. We can't assure you that others will not independently develop substantially equivalent proprietary technology and techniques or gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets.

Government regulation

     The research, testing, manufacture and marketing of pharmaceutical products are extensively regulated by numerous governmental authorities in the U.S., Canada and other countries. In the U.S., drugs are subject to rigorous regulation by the FDA. The federal Food, Drug and Cosmetic Act, as amended, and its regulations, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion, marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of product, and FDA refusal to approve pending NDAs or NDA supplements to approved applications.

     The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, such approval process is extremely expensive and uncertain. We can't assure you that our potential pharmaceutical products, all of which are early stage, will be approved for marketing by the FDA or any similar regulatory body of Canada or any other country. Even if regulatory approval of a product is granted, we can't assure you that we will be able to obtain the labeling claims we seek for the promotion of our products and FDA requirements prohibit the marketing or promotion of a drug for indications the FDA has not approved. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies.

     The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

     o    preclinical studies,

     o the submission to the FDA of an investigational new drug application ("INDA"), which must become effective before clinical testing in humans may commence, o adequate and well controlled clinical trials to establish the safety and effectiveness of the drug for each claimed indication,

     o    the submission of the NDA to the FDA, and

     o FDA review and approval of the NDA prior to any commercial sale or shipment of the drug.

     Preclinical testing of a drug includes laboratory evaluation of chemistry and formulation as well as animal studies to assess safety and efficacy. Preclinical tests must be conducted in compliance with good laboratory practice regulations, and compounds for clinical use must be formulated according to FDA requirements. The results of preclinical testing are submitted to the FDA as part of the INDA. A thirty-day waiting period after the filing of each INDA is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the investigational new drug within this thirty-day period, clinical studies may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may impose a clinical hold on ongoing clinical trials at any time.

     If the FDA imposes a clinical hold, clinical trials cannot commence or can recommence without FDA authorization only under terms authorized by the FDA. In some instances, the INDA process can result in substantial delay and expense.

     Clinical trials are conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations under protocols detailing the objective of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the INDA. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution at which the study will be conducted. The institutional review board considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In phase one, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase two usually involves studies in a limited patient population to

     o    determine the efficacy of the drug in specific, targeted indications,

     o    determine dosage tolerance and optimal dosage, and

     o    identify possible adverse effects and safety risks.

     If a compound is found in phase two to be effective and to have an acceptable safety profile, phase three trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

     After successful completion of the required clinical testing, an NDA generally is submitted. FDA approval of the NDA is required before marketing may begin in the U.S. The NDA must include the results of clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all submitted NDAs before it accepts them for filing, and it may request additional information before such acceptance, in which event the NDA must be resubmitted with the additional information and, again, is subject to review before acceptance for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification of information in the submission, which typically are made in a non-approvable letter. The FDA may refer the NDA to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the NDA should be approved; however, the FDA is not bound by the recommendation of its advisory committee. If FDA evaluation of the NDA and its inspection of the proposed manufacturing facility are favorable, the FDA may issue either an approval letter authorizing commercial marketing of the drug for certain specified indications or a conditional approval letter which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug's safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

     If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to a conditional approval or non-approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

     If regulatory approval is obtained, we will be subject to ongoing FDA obligations and continued regulatory review. In particular, a drug manufacturer is required to adhere to regulations setting forth current good manufacturing practices which require that it manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the manufacturer must pass a pre-approval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

     Accordingly, prior to the submission of an NDA, any drug we develop must undergo rigorous preclinical and clinical testing, which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans, we must submit to the FDA and receive clearance of an INDA. There can be no assurance that submission of an investigational new drug for future clinical testing of any product under development or other future products of ours would result in FDA approval to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. In addition, success in preclinical studies or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Furthermore, there can be no assurance that if such testing of our products under development is completed, any such drug will be accepted for formal review by the FDA or any foreign regulatory body, or approved by the FDA for marketing in the U.S. or by any such foreign regulatory bodies for marketing in foreign jurisdictions. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of our products.

     Our potential products are subject to the risks of failure inherent in the development of pharmaceutical products. Our product candidates will require additional development, preclinical studies, clinical trials and regulatory approval prior to commercialization. There can be no assurance that clinical trials conducted will demonstrate sufficient safety and efficacy to obtain the requisite approvals or that marketable products will result.

     We have not received regulatory approval in the U.S. or any foreign states or any foreign jurisdiction for the commencement of clinical trials or the commercial sale of any of our potential pharmaceutical products. There can be no assurance that phase one, phase two or phase three testing will be completed successfully within any specified time period, if at all, with respect to any of such potential products.

     Assuming we receive on a timely basis, if at all, the necessary regulatory approval to initiate our clinical trials, as to which no assurance can be given, the completion of our clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile or acquiring sufficient supplies of clinical trial materials or the occurrence of adverse drug-induced events during the trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. As a result, there can be no assurance that any of our development programs will be successfully completed, that any INDAs will become effective or that clinical trials will be allowed by the FDA or other regulatory authorities or that we will successfully develop any marketable pharmaceutical product.

Environmental  Matters

     We currently use third party independent contractors to conduct research and development on our proposed drugs. However, to the extent that our manufacturing operations and any of our future research and development activities involve the use of hazardous materials and chemicals, or produce waste products, we will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Although we would expect that our safety procedures for handling and disposing of these materials would comply with the standards prescribed by such laws and regulations, the risk of contamination or injury from these materials could not be eliminated completely. In such event, we could be held liable for any damages that result and any such liability could exceed our resources. There can be no assurance that we would not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our business, financial condition or results of operations would not be materially adversely affected by current or future environmental laws or regulations.

Product and Clinical Studies Liability

     Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against us for liability with respect to injuries that may arise from the administration or use of our products during clinical trials or following marketing. However, no claims involving a material liability have ever been brought against us. We presently carry what our management believes is adequate product liability insurance coverage for our diagnostics and we will obtain coverage for clinical studies liability after we are able to commence such studies.

Competition

     The pharmaceutical and biotechnology industries are characterized by intense competition. Many companies, including major pharmaceutical and chemical companies, as well as specialized biotechnology companies, are engaged in activities similar to those of ours. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. Many of these companies have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and other regulatory approval procedures. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with us in recruiting and retaining highly qualified scientific personnel. There can be no assurance that we will be able to compete successfully with these entities.

Employees

     As of September 22, 2000, we had 10 employees, all of whom are full-time. Six work for our Sierra Diagnostics subsidiary, from which we recently accepted in principle a management buy-back. See Item 1. "Description of Business - Overview". In addition, we retain Robert Bender, Craig Sibley, Dr. Allan Green and Dr. Clifford A. Lingwood, three of whom are directors of Select, under consulting contracts and make extensive use of expert consulting resources.

Item 2.  Description of Property.

     We operate a manufacturing facility in Sonora, California on three adjacent properties which total approximately 7,606 square feet.* The properties are leased pursuant to a 20 month lease which expires February 28, 2001 for a combined monthly rental of $4,627 until February 28, 2000 and $4,611 thereafter. We believe that our facility meets or exceeds all requirements of current good manufacturing practices.


----------
* This facility is operated by our subsidiary Sierra Diagnostics, Inc. We recently accepted in principle a management buy-back of Sierra. See Item 1. "Description of Business - Overview".

Item 3.  Legal Proceedings.

     We do not know of any litigation pending, threatened or contemplated, or of any unsatisfied judgments, against us, or of any proceeding to which we are a party.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On or before June 27, 2000, an amendment to Select's Certificate of Incorporation was authorized by the written consent of the holders of a majority of the outstanding shares entitled to vote thereon increasing the authorized number of shares of the Company to 51 million, of which 50 million shares were designated common stock and 1 million shares were designated preferred stock. Written notice of this corporate action was given to all security holders entitled to vote thereon who did not consent in writing.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is listed on NASDAQ's over-the-counter bulletin board under the symbol "SLPU.OB".

     The following table sets forth the range of high and low bid closing quotations for our common stock for each quarter within the last two fiscal years since quotation commenced. These quotes were provided by Pink Sheets LLC and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            LOW                        HIGH
                                            ---                        ----

Fiscal 2000

         April 3 through                    $2.06                      $5.00
         June 30, 2000

         Jan. 3 through                      2.00                       7.63
         March 31, 2000

         Oct. 1 through                      1.31                       3.69
         Dec. 31, 1999

         July 1 through                      2.00                       4.88
         Sept. 30, 1999

Fiscal 1999

         April 1 through                     3.13                       5.03
         June 30, 1999

         Jan. 1 through                      3.50                       5.75
         March 31, 1999

         Oct. 1 through                      3.31                       5.31
         Dec. 31, 1998

         July 1 through                      3.88                       6.63
         Sept. 30, 1998

Holders

     As of September 22, 2000, there were 231 holders of record of our common stock.

Dividends

     To date, we have not paid any dividends on our common stock and at the present time, we intend to retain earnings, if any, for our development and expansion.

Recent Sales of Unregistered Securities

     In March 2000, in connection with a private placement offering made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, we issued to our placement agent and others for their services in the offering redeemable warrants entitling the holders to purchase 573,952 shares of our common stock at a price of $2.00 per share until December 31, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

     THIS REPORT, INCLUDING WITHOUT LIMITATION, ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS, CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10K-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION, THE HIGH COST AND UNCERTAINTY OF THE RESEARCH AND DEVELOPMENT OF PHARMACEUTICAL PRODUCTS, THE UNPREDICTABILITY OF THE DURATION AND RESULTS OF THE U.S. FOOD AND DRUG ADMINISTRATION'S REVIEW OF NEW DRUG APPLICATIONS, THE COMPANY'S INABILITY TO OBTAIN ADDITIONAL CAPITAL, THE POSSIBLE IMPAIRMENT OF, OR INABILITY TO OBTAIN, INTELLECTUAL PROPERTY RIGHTS AND THE COST OF OBTAINING SUCH RIGHTS FROM THIRD PARTIES, AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES TO RESEARCH, DEVELOP, MANUFACTURE AND SELL ITS PRODUCTS, IF ANY.

Overview

     The Company is a development stage biopharmaceutical company focused on the identification of opportunities which combine low cost of development--both of the Company's development programs involve ex-vivo therapies, i.e., treatments carried out on patient tissues which have been removed from the body and therefore are less costly to investigate--and what the Company believes, with the advice of counsel, to be a strong intellectual property position and a potentially short time to commercialization. The Company has a portfolio of product opportunities in therapeutics for cancer, two of which have been advanced to the stage at which clinical investigations may begin once it has obtained clinical trial materials which meet regulatory requirements. The Company has initiated contracts to have the necessary materials manufactured.

     We believe that the stage has been set for development of a significant entity in the field of cellular therapy for cancer and other diseases and look forward to continuing to grow the value of the Company for its shareholders. During the fiscal year which ended June 30, 2000, Management's efforts continued to be directed to obtaining funds and repositioning the Company. Due both to slower than expected sales growth which failed to cover operating costs and to the need to focus on realizing the potential of its therapeutic opportunities, Management has concluded that the Company should discontinue its activities in the diagnostics area. Accordingly, the Company recently accepted in principle a management buy-back of Sierra

Diagnostics providing the Company a royalty on net sales of certain Sierra products, and the transaction should be concluded before the end of the calendar year. Product development efforts continued and research results from key collaborations continue to be encouraging. Most notably, the program at the Institut Curie, with respect to presentation of antigens to dendritic cells, has progressed well and moved significantly towards clinical experiments aimed at validating the potential of this approach for development of therapeutic vaccines for cancers. Key results evidencing the potential of this program have recently been published in the Journal of Immunology and attracted significant favorable attention in both scientific circles and lay press. As part of our strategy to develop this technology and build a strong platform in relation to cell-based therapies for cancers and other diseases, we have entered into a non-binding letter of intent to acquire Cytomatrix, Inc., a Boston-area company which has a strong proprietary position in relation to cell growth systems. Notably, Cytomatrix has demonstrated the ability to grow both dendritic cells and T-cells, which is directly relevant to the delivery of our Activate(TM) technology for presentation of antigens to dendritic cells. Cytomatrix, like us, is a development stage company, and it has an established management and technical development team which, we expect, will strengthen our abilities to move forward with its products and we are excited by the possibilities facing the combined entity. Currently both companies are conducting due diligence and this, as well as other pre-conditions need to be met before finalization of terms and conclusion of this transaction.

     As the result of the March 2000 closing of a private placement for $9.5 million, before share issue costs, the Company has on hand cash it believes will be sufficient to cover its current level of operating expenses for at least the next 18 months. This placement was the first time that, to the Company's knowledge, financial institutions have invested in Select. As we move forward, with anticipation of expanded programs and funding requirements, we have entered into an investment banking relationship with the firm of Gerard Klauer Mattison, whose capacity and expertise should facilitate the Company's progression to its next levels of activity.

     Since its inception (December 6, 1996), most of the Company's resources have been dedicated to research and development and technology acquisition and management, and the Company has incurred substantial annual losses. The process of developing the Company's therapeutic products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in continuing cash outflows and operating losses. The Company will not receive product revenue from therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more of its products, as to the success of which no assurance can be given. Accordingly, the continuation of the Company as a going concern is dependent on its ability to continue to successfully raise additional equity financing and on the development of commercially viable products. There can be no assurance that any additional funding which the Company needs will be available to it when needed or on commercially reasonable terms, if at all, or that the Company will be able to develop any economically viable product.

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

     A Company website (www.selecttherapeutics.com) has been established to provide shareholders and other interested parties with information on the Company and its activities.

Program Review

     During the year ended June 30, 2000, the Company was able to maintain and expand its research collaborations and strengthen its portfolio of intellectual property. Academic research on applications of Verotoxin ("VT") continued in collaborating institutions and production of clinically qualified materials has been initiated. The Company has applied (in Canada) for regulatory approval to begin its first clinical trials on the use of its formulation of VT for purging of autologous stem cell transplants and expects that approval to begin these trials will be granted by the end of the calendar year.

     The application of the non-toxic binding portion of VT to present antigens to dendritic cells continues to be a promising approach to developing therapeutic vaccines for cancer and other diseases which circumvent the immune system's surveillance. Results published by a research group at the Institut Curie in the September 15, 2000 issue of the Journal of Immunology present very promising findings. This research was partially sponsored by the Company and carried out under the Company's option agreement with the Institut Curie. (On December 2, 1999, the Company announced the extension of the option agreement and that a plan for clinical investigation of the technology is being developed in collaboration with Dr. Evan Hersh at the Arizona Cancer Center.) Work at the Institut Curie will continue and clinical investigations are expected to take place in France as well under the direction of Dr. Eric Tartour, who has been involved in the initial demonstration of the applicability of the basic research.

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

     During the 1999 fiscal year, Select purchased Sierra Diagnostics Inc., a developer and manufacturer of diagnostic products for consideration comprising stock and assumption of debts and operating costs. The purchase and subsequent development of Sierra was motivated by a number of factors and it was expected that Sierra would be able to cover its costs from sales of its existing products which were launched during fiscal year 1999. Sales of Sierra's products were slower than expected to develop, although both products were well received technically. After a review by an external marketing group who also attempted to assist in developing sales for Sierra, we have concluded that the time and resources required to develop this business opportunity are greater than expected and that SELECT should focus its financial and management resources on its opportunities in therapeutics. As a result of this decision, SELECT is negotiating a management buy-out agreement with the principals of Sierra.

     SELECT is developing a portfolio of proprietary product opportunities and is aggressively pursuing patents. In addition to licensed patents, the Company has agreements which provide for options on related inventions arising from sponsored work. Together with a strong network of institutional investigators, management believes that it has been able to identify and build protection for a significant base for development of unique products. Competition in the areas of the Company's interests is intense and both the scientific and commercial environments change rapidly. By focusing on intellectual property development and using external contractors, Select hopes to be able to maintain the required flexibility to adapt to changing circumstances. The Company's key resources include qualified subcontractors and it believes that, given adequate funding, it can move rapidly into clinical investigations and development of products based on its intellectual property. The magnitude of funding required as the Company enters clinical trials significantly exceeds the funds raised by the Company to date and there can be no assurance that such funding will be available on acceptable terms if at all.

Financial Condition

     During the fiscal year ended June 30, 2000, the Company's cash position increased from $120,881 to $7,901,288 as a result of private placements which are described in the financial statements. Funds are kept is U.S. treasury bills or equivalent securities. A write down of the intangible assets in the amount of $640,832 was made as management decided that it would not continue to support the business of Sierra Diagnostics and does not believe that the Company will recover the carrying value of the intangibles. Management notes that significantly greater resources will be required in order to bring its current candidate therapeutic products into clinical investigations and to market.

Results of Operations

     For the fiscal year ended June 30, 2000, SELECT incurred a net loss of $4,722,398 compared with a loss of $2,467,328 for the fiscal year ended June 30, 1999. The Company has been unprofitable from its formation and has an accumulated deficit of $9,308,000 through June 30, 2000. The net loss is a result of the routine operations of the Company in its development stage. We expect losses to continue and increase for the next several years as the Company pursues development and commercialization of its intellectual property resources.

     Revenues of $187,632 during the year ended June 30, 2000 were principally from the sale of Gonostat(TM) and there was interest income of $106,070 for the year. During 1999, there were revenues of $130,055 from sales and interest income was $33,656. SELECT's sole operating revenues to date were from sales of diagnostic products through its wholly owned subsidiary, Sierra Diagnostics. The Company has no other product or license revenues.

Costs and Expenses

     Operating expenses for the year ended June 30, 2000 were $5,016,100 compared to $2,631,039 in fiscal year 1999. Expenditures required to advance the Company's development projects, notably initiation of manufacturing of GMP qualified materials, started to ramp up towards the end of the period.

     All research and development activities of the Company are expensed as incurred. Manufacturing, selling, general and administrative costs increased reflecting the need to add marketing efforts to Sierra Diagnostics and the continuing losses of Sierra's operations which were carried for a full year. In addition it was necessary to recruit a senior executive for corporate development functions. Personnel costs including retained consultants and external contractors are the largest ongoing cost of operations. The Company has no long term employment contracts or liabilities for severances. At June 30, 2000, the Company employed eight people, mainly at Sierra Diagnostics and retained services of four key consultants who are an integral part of the Company management.

     Recruiting and retaining qualified personnel resources is a priority and the Company anticipates that personnel costs will increase if adequate funding is obtained.

Capital Expenditures

     There were no significant capital expenditures during the last twelve months.

     Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements of its common stock. As of June 30, 2000 the Company had received approximately $10,093,586 in net proceeds from the sale of 6,228,214 shares during the fiscal year just ended. Warrants and options for the purchase of common shares were issued at various times and exercise prices as disclosed in the notes to the financial statements both as part of certain placements and as compensation in consideration of placement activities and management performance.

     The Company's limited financial resources forced it to curtail some of its planned operations through the first part of fiscal year 2000, however operations have been ramped up subsequent to the March 2000 private placement. The Company will require substantial additional funding in order to complete its research and development activities and sublicense any potential products. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that the additional financing necessary to meet the Company's short and long-term capital requirements will be available on acceptable terms or at all.

     Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose, or, may adversely affect the Company's ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. The Company currently has funds sufficient to continue operations for the next 18 months. Management has been in discussions with a number of parties regarding additional financing required to maintain and develop the Company's position and, while it is optimistic that such funds may be available, there is no assurance that this will be the case.

Item 7.  Financial Statements.

                          Index to Financial Statement

      Independent Auditors' Report                                                 F-1

      Consolidated Balance Sheets as of June 30, 2000 and 1999                     F-2

      Consolidated Statements of Operations for the years ended June 30, 2000 and 1999 and the period from inception on December 6, 1996
         to June 30, 2000                                                          F-3

      Consolidated Statements of Changes in Stockholders' Equity
         for the period from inception on December 6, 1996 to
         June 30, 2000                                                             F-4

      Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999 and the period from inception on December 6, 1996
         to June 30, 2000                                                          F-5

      Notes to Consolidated Financial Statements                                   F-6


            [Balance of this Page Has Been Left Blank Intentionally]

INDEPENDENT AUDITORS' REPORT


To the Directors of Select Therapeutics Inc.


We have audited the accompanying consolidated balance sheets of Select Therapeutics Inc. (a Development Stage Enterprise) as at June 30, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from inception on December 6, 1996 to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from inception on December 6, 1996 to June 30, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Chartered Accountants



Toronto, Canada

September 12, 2000

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets
(Stated in U.S. dollars)

June 30, 2000 and 1999

-------------------------------------------------------------------------------------------
                                                                   2000            1999
-------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                      $  7,901,288    $    120,881
Restricted cash (note 11(a))                                             --          72,000
Accounts receivable                                                  17,042           7,380
Inventory                                                            29,938          32,130
Prepaid expenses and other assets                                    56,516          21,740
Capital assets (note 4)                                             108,940         104,547
Intangible assets (note 5)                                               --         900,581

-------------------------------------------------------------------------------------------
                                                               $  8,113,724    $  1,259,259
-------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                          $    314,173    $     43,309
     Accrued liabilities                                            496,961         655,798
-------------------------------------------------------------------------------------------
                                                                    811,134         699,107

Shareholders' equity:
     Capital stock (note 6):
         Authorized:
              1,000,000 preferred shares (1999 - 1,000,000),
                $0.0001 par value
              50,000,000 common shares (1999 - 10,000,000),
                $0.0001 par value
         Issued and outstanding:
              Nil preferred shares
              11,862,308 common shares (1999 - 5,634,094)             1,186             563
              1,735,902 warrants (1999 - nil)                     3,805,302              --
     Contributed surplus                                         11,522,852       5,145,191
     Stock options                                                1,281,250              --
     Deficit accumulated during the development stage            (9,308,000)     (4,585,602)
-------------------------------------------------------------------------------------------
                                                                  7,302,590         560,152

Going concern (note 1)
Commitments (note 9)
Subsequent event (note 13)

-------------------------------------------------------------------------------------------
                                                               $  8,113,724    $  1,259,259
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Stated in U.S. dollars)

----------------------------------------------------------------------------------------
                                                                            Period from
                                                                           inception on
                                                                            December 6,
                                                                                1996 to
                                                     Years ended June 30,       June 30,
                                                      2000         1999           2000
----------------------------------------------------------------------------------------
Revenue                                            $  187,632   $  130,055   $  317,687

Interest income                                       106,070       33,656      139,726

Expenses:
     Research and development                       1,604,607    1,424,526    4,034,675
     Manufacturing, selling, general
       and administration                           2,487,499    1,019,877    4,619,529
     Write-down of intangible assets (note 5)         640,832           --      640,832
     Depreciation                                      23,413       13,470       37,462
     Amortization                                     259,749      173,166      432,915
---------------------------------------------------------------------------------------
                                                    5,016,100    2,631,039    9,765,413

---------------------------------------------------------------------------------------
Loss for the period                                $4,722,398   $2,467,328   $9,308,000
---------------------------------------------------------------------------------------

Loss per share - basic and diluted (note 10)       $     0.58   $     0.46
Weighted average number of common shares            8,175,936    5,318,743

---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Deficit
                                                                                           Accumulated
                                                                                           during the
                             Common shares                  Warrants         Contributed   development        Stock
                         Number         Amount        Number       Amount      surplus        stage          Options        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance,
   January 28, 1997           --        $   --            --     $      --   $        --   $        --     $       --    $       --

Issue of
   common shares       4,159,683           416            --            --       958,633            --             --       959,049

Loss for the period           --            --            --            --            --      (199,034)            --      (199,034)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1997       4,159,683           416            --            --       958,633      (199,034)            --       760,015

Issue of common
   shares                821,630            82            --            --     2,221,896            --             --     2,221,978

Loss for the year             --            --            --            --            --    (1,919,240)            --    (1,919,240)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1998       4,981,313           498            --            --     3,180,529    (2,118,274)            --     1,062,753

Issue of common
   shares                652,781            65            --            --     1,964,662            --             --     1,964,727

Loss for the year             --            --            --            --            --    (2,467,328)            --    (2,467,328)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1999       5,634,094           563            --            --     5,145,191    (4,585,602)            --       560,152

Issue of common
   shares              6,228,214           623            --            --     6,377,661            --             --     6,378,284

Issue of
   warrants                   --            --     1,735,902     3,805,302            --            --             --     3,805,302

Loss for the year             --            --            --            --            --    (4,722,398)            --    (4,722,398)

Issue of
   stock options              --            --            --            --            --            --      1,281,250     1,281,250

-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   June 30, 2000      11,862,308        $1,186            --    $3,805,302   $11,522,852   $(9,308,000)    $1,281,250    $7,302,590
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)

-------------------------------------------------------------------------------------------------
                                                                                      Period from
                                                                                     inception on
                                                                                      December 6,
                                                                                          1996 to
                                                          Years ended June 30,            June 30,
                                                         2000            1999                2000
-------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period                             $ (4,722,398)   $ (2,467,328)   $ (9,308,000)
     Items not involving cash:
         Depreciation                                      23,413          13,470          37,462
         Amortization                                     259,749         173,166         432,915
         Write-down of intangible assets                  640,832              --         640,832
         Stock Compensation                               599,000              --         599,000
         Issue of stock options for services              682,250              --         682,250
         Issue of common shares for services               90,000         933,730       1,023,730
     Change in non-cash operating working capital:
         Accounts receivable                               (9,662)         92,620          82,958
         Inventory                                          2,192           2,300           4,492
         Prepaid expenses and other assets                (34,776)          9,522         (55,254)
         Accounts payable and accrued liabilities         112,027         554,335         737,652
-------------------------------------------------------------------------------------------------
                                                       (2,357,373)     (1,796,855)     (5,121,963)

Financing activities:
     Proceeds from issue of common shares,
       net of issue costs                              10,093,586         250,000      13,385,883
     Repayment of loans due to the former
       shareholders of Sierra Diagnostics, Inc.                --        (285,999)       (285,999)
     Restricted cash                                       72,000         (72,000)             --
-------------------------------------------------------------------------------------------------
                                                       10,165,586        (107,999)     13,099,884

Investing activities:
     Additions to capital assets                          (27,806)        (44,970)        (76,633)
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
   equivalents                                          7,780,407      (1,949,824)      7,901,288

Cash and cash equivalents, beginning of period            120,881       2,070,705              --

-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  7,901,288    $    120,881    $  7,901,288
-------------------------------------------------------------------------------------------------

Supplemental financial information:
   Non-cash financing and investing activities:
       Issue of common shares to purchase
         licenses                                    $         --    $    138,730    $    138,730
       Issue of common shares related to the
         acquisition of Sierra Diagnostics, Inc.               --         780,997         780,997

-------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

Select Therapeutics Inc. (the "Company" or "Select Therapeutics") was incorporated under the laws of Delaware. Substantially all of the operations and assets are located in the United States and the Company conducts biopharmaceutical research and development for the purpose of developing pharmaceutical products.

1.   Going concern:

     The Company has had limited commercial activity since inception. Accordingly, the Company is considered to be in the development stage and expects to generate additional losses and require additional financial resources to achieve commercialization of its products. There can be no assurance that sufficient funding can be raised to fund ongoing research and operating expenses or that the Company will be able to develop a commercially viable product. As described in Note 5, the Company has decided that it will not support the diagnostic business after July 31, 2000 in order to focus resources on the research business. Management expects that this action as well as its ongoing efforts to raise capital through the public markets and private placements will allow the Company to continue to settle liabilities as they come due and realize its assets in the ordinary course of business.

2.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Select Therapeutics (Canada) Inc. from the date of incorporation on December 6, 1996, and Sierra Diagnostics, Inc. ("Sierra") from the date of acquisition on November 2, 1998. All material intercompany accounts and transactions have been eliminated.

     (b)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     (c)  Research and development:

          Research and development costs are expensed as incurred.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (d)  Income taxes:

          The Company records income taxes using the asset and liability method as required by the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rates changes are enacted.

     (e)  Capital assets:

          Capital assets are stated at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

          ---------------------------------------------------------------------

          Leasehold improvements                                       10 years
          Manufacturing equipment                                       7 years
          Office equipment                                              5 years

          ---------------------------------------------------------------------

          All costs incurred relating to patents and licenses were expensed during the year due to the uncertainty relating to their future benefit.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------



2.   Significant accounting policies (continued):

     (f)  Intangible assets:

          Intangible assets consist of goodwill and acquired license which arose on the acquisition of Sierra on November 2, 1998 (note 3). Goodwill, representing the excess cost over the fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company reviews the value of goodwill regularly. The measurement of possible impairment is based primarily on the ability to recover the balance of goodwill from expected future operating cash flow through the remaining amortization period on an undiscounted basis. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. An acquired license, representing the fair value of a license acquired, is amortized over the one-year term of a related contract plus a one-year renewal period. During the year, the Company wrote off the intangible assets as management does not believe that the Company will recover the carrying value of the intangibles (note 5).

     (g)  Fair value of financial instruments:

          The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of these instruments.

     (h)  Cash and cash equivalents:

          The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents. Cash and cash equivalent balances consist of cash balances, investments in money market funds and term deposits.

     (i)  Comparative figures:

          Certain of the 1999 figures have been reclassified to conform with the presentation adopted in the current year.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


3.   Acquisition of Sierra Diagnostics, Inc.:

     Effective November 2, 1998, the Company acquired 100% of the issued and outstanding common shares of Sierra for consideration of 219,999 common shares valued at $747,997 and direct costs of acquisition of $33,000. The acquisition has been accounted for using the purchase method. The total consideration exceeded the fair value of the net assets acquired by $923,747, which has been recorded as goodwill and is being amortized on a straight-line basis over five years (Note 5).

4.   Capital assets:

     ----------------------------------------------------------------------
                                                       Accumulated  Net book
     2000                                  Cost       amortization    value
     ----------------------------------------------------------------------
     Leasehold improvements              $ 27,942     $  3,985     $ 23,957
     Manufacturing equipment              116,621       46,032       70,589
     Office equipment                      29,845       15,451       14,394

     ----------------------------------------------------------------------
                                         $174,408     $ 65,468     $108,940
     ----------------------------------------------------------------------

     ----------------------------------------------------------------------
                                                       Accumulated  Net book
     1999                                  Cost       amortization    value
     ----------------------------------------------------------------------
     Leasehold improvements              $ 12,942     $  1,941     $ 11,001
     Manufacturing equipment              109,747       29,865       79,882
     Office equipment                      23,913       10,249       13,664

     ----------------------------------------------------------------------
                                         $146,602     $ 42,055     $104,547
     ----------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


5.   Intangible assets:

     Intangible assets consist of the following:

     --------------------------------------------------------------------------
                                          Accumulated                   Net book
     2000                       Cost     amortization     Write-down      value
     --------------------------------------------------------------------------

     Goodwill              $  923,747    $  307,915       $  615,832      $  --
     Acquired license         150,000       125,000           25,000         --

     --------------------------------------------------------------------------
                           $1,073,747    $  432,915       $  640,832      $  --
     --------------------------------------------------------------------------

     When acquired in 1999, it was expected that Sierra would cover its costs from sales of diagnostic products and eventually contribute cash flow to fund the Company's research and development activities. The Sierra sales were however slower to develop than expected and accordingly, operating losses were increased. In consultation with marketing consultants, management believes the resources required to develop this business are greater than expected or available. Due to the significant ongoing investment required to develop the diagnostic business, management decided in July 2000 that it would not continue to support this business and is presently negotiating a management buy-out agreement with the principals of Sierra.

     Consequently, management concluded from its evaluation that a significant impairment of the goodwill and acquired license had occurred. An impairment charge of $640,832 was required because estimated fair value was less than the carrying value of these assets.

     ----------------------------------------------------------------------
                                                   Accumulated     Net book
     1999                              Cost       amortization       value
     ----------------------------------------------------------------------

     Goodwill                      $  923,747     $  123,166     $  800,581
     Acquired license                 150,000         50,000        100,000

     ----------------------------------------------------------------------
                                   $1,073,747     $  173,166     $  900,581
     ----------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


6.   Capital stock:

     (a) During the year, the Company amended their share capital to increase the authorized number of common shares from 10,000,000 to 50,000,000.

     (b) During the year ended June 30, 2000, the Company completed the following capital stock transactions:

              (i) 36,000 common shares were issued in the amount of $90,000 as consideration for consulting services;

              (ii) In July 1999, 50,000 common shares were issued for gross cash proceeds of $125,000;

              (iii) In August 1999, the Board of Directors approved the reduction of the April 1998 private offering common share price from $3.00 per share to $2.00 per share and authorized the issuance of an additional 381,264 common shares to the subscribers of the April 1998 private offering;

              (iv) In October 1999, the Company completed a private placement consisting of 151,000 units. Each unit consists of one common share and two warrants for gross cash proceeds of $188,750. No portion of proceeds was allocated to the warrants (note 6(vii)).

               (v) In November 1999, the Company issued a total of 58.75 units at a price of $23,400 per unit for total gross proceeds of $1,374,750 ($1,068,783 net of share issue costs) through a private offering. Each unit consists of 13,000 common shares of the Company and 13,000 warrants. No portion of proceeds was allocated to the warrants (note 6(vii)). In addition, the Company issued 7.4 units as consideration for services rendered in connection with the private offering of shares and accordingly an amount of $173,160 has been recorded as share issue costs;

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


6.   Capital stock (continued):

               (vi) During March 2000, the Company,  through a private offering, issued 47.50 units at a price of $200,000 per unit for total gross proceeds of $9,500,000 ($8,631,495, net of share issue costs). Each unit consists of 100,000 common shares of the Company. The Company issued a total of 573,952 warrants for services rendered in connection with the March 2000 private placement. These warrants representing share issue costs have been fair valued at their issuance date and recorded as warrants in the amount of $3,805,302 with an offset to contributed surplus in the same amount; and

               Share issue costs incurred in the year ended June 30, 2000 in the amount of $5,152,934 (1999 - nil) have been netted against contributed surplus.

              (vii) As a result of the foregoing capital transactions, there are a total of 1,735,902 warrants outstanding. Each warrant entitles the holder to purchase one common share at exercise prices ranging from $1.85 to $3.00 and has expiration dates between September 30, 2002 and March 2003. These warrants are not redeemable by the holder for cash.

                    If the closing price of the Company's common shares ranges from $3.00 to $4.00 or more for 10 consecutive trading days, the Company may redeem the warrant at a price of $0.001 per warrant.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


6.   Capital stock (continued):

     (c) During the year ended June 30, 1999, the Company completed the following capital stock transactions:

           (i)    11,000 common shares were issued for $33,000 as  consideration
                  for  professional   services   provided  in  relation  to  the
                  acquisition of Sierra;

           (ii) 219,999 common shares were issued on the acquisition of Sierra for a fair value of $747,997;

           (iii) 321,782 common shares were issued to settle amounts payable of $933,730; and

           (iv) 100,000 common shares were issued for gross cash proceeds of $250,000.

     (d)  Preferred shares:

          The Company's Board of Directors is authorized to establish the number of shares to be included in each preferred share series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. As at June 30, 2000, no series of preferred shares are authorized by the Board of Directors and no preferred shares are issued.

     (e)  Stock options:

          In September 1999, the Company granted a member of management who is also a director, 300,000 options to purchase common shares of the Company at an exercise price of $1.73 per share. The options vest as follows: 75,000 immediately, 75,000 on completion of the Company's next private placement, 75,000 after six months of employment and 75,000 upon the earlier of the first anniversary of his employment commencement date or the completion of a significant equity placement by the Company. The options are fully vested and expire on September 30, 2004.

          In March 2000, the Company also granted a total of 950,000 options to certain directors, management and consultants to purchase common shares of the Company with exercise prices of $4.25 and $5.00 which expire on March 1, 2007. The options vest immediately.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


6.   Capital stock (continued):

           Details of stock option transactions are as follows:

     -------------------------------------------------------------------------------------------------
                                                                Weighted average      Weighted average
                                                  Number of       exercise price         fair value of
                                                    options           of options               options
     -------------------------------------------------------------------------------------------------
     Outstanding, July 1, 1999                        --                  $  --              $  --
     Granted                                         1,250,000             3.90               3.94

     -------------------------------------------------------------------------------------------------
     Outstanding and exercisable, June 30, 2000      1,250,000            $3.90              $3.94
     -------------------------------------------------------------------------------------------------

     Under U.S. GAAP, there are alternative methods available for accounting for options issued to employees, officers and directors, Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation" ("SFAS 123"). The Company has elected to follow APB 25 and related interpretations, including FASB Interpretation No. 44, in accounting for its employee stock options.

     Under APB 25, no compensation expense is recognized for shares issued at greater than or equal to fair market value or for employee stock options having an exercise price that is greater than or equal to the fair market value of the underlying shares on the date of grant. Because the Company granted options at an exercise price less than the fair market value of the underlying shares on the date of grant, compensation expense has been recorded in the amount of $599,000 which has been calculated based on the difference between the exercise price of the option and the fair value of the shares at the date of grant. The Company issued stock options to consultants and has recorded $682,250 in the year ended June 30, 2000 as compensation expense for services rendered.

     SFAS 123 requires the disclosure of pro forma loss and loss per share as if the Company had adopted the fair value method as of the beginning of its 2000 fiscal year, being the year in which all of the Company's options were issued. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


6.   Capital stock (continued):

          The Company's calculations for options granted were made using the Black Scholes option pricing model using the following average assumptions:

          ----------------------------------------------------------------------

          Risk-free interest rate                                          6.39%
          Expected life of options in years                                   7
          Expected dividend yield                                          0.00%
          Expected volatility                                            145.00%

          ----------------------------------------------------------------------

          Had compensation expense been determined based on the fair value of the awards at the grant dates in accordance with the methodology prescribed in SFAS 123, the Company's loss and loss per share under U.S. GAAP for the periods presented would have been changed to the following pro forma amounts:

          ----------------------------------------------------------------------
                                                     As reported       Pro forma
          ----------------------------------------------------------------------

          Loss - U.S. GAAP                          $  4,722,398    $  8,964,398

          ----------------------------------------------------------------------

          Loss per share - U.S. GAAP:
               Basic and diluted                    $       0.58    $       1.10

          ----------------------------------------------------------------------


          ----------------------------------------------------------------------
                                                             Options outstanding
                                                           and exercisable as at
                                                                   June 30, 2000
          ----------------------------------------------------------------------
                                                                        Weighted
                                                                         average
                                                    Number             remaining
          Exercise price                       outstanding          life (years)
          ----------------------------------------------------------------------

          $1.73                               $    300,000                    4
          $4.25                                    525,000                    7
          $5.00                                    425,000                    7

         -----------------------------------------------------------------------
                                              $  1,250,000                 6.28
         -----------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


7.   Related party transactions:

     In addition to the related party transactions disclosed elsewhere, during the year ended June 30, 2000, the Company paid technical consulting fees of $153,541 (1999 - $151,842) to members of the Board of Directors. This amount is included in research and development expenses.

8.   Income taxes:

     The effective rate of income taxes of nil differs from the statutory Federal rate of 35% due to losses for which no tax benefit has been recorded because it is not more likely than not that such benefits will be realized.

     The tax effects of temporary differences that give rise to future tax assets at June 30, 2000 are as follows:

     --------------------------------------------------------------------------

     Future income tax assets:
         Licenses expensed for
              accounting purposes                                  $    127,000
         Stock option compensation                                      448,000
           Net operating loss carryforwards                           2,029,000
     --------------------------------------------------------------------------
                                                                      2,604,000

       Valuation allowance                                           (2,604,000)
     --------------------------------------------------------------------------

       Net future income tax assets                                $        --
     --------------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


8.   Income taxes (continued):

     The tax effects of temporary differences that gave rise to future income tax assets at June 30, 1999 were as follows:


     --------------------------------------------------------------------------
       Future income tax assets:
           Licenses expensed for
              accounting purposes                                    $  138,000
           Net operating loss carryforwards                             720,000
     --------------------------------------------------------------------------
                                                                        858,000

       Valuation allowance                                             (823,000)
     --------------------------------------------------------------------------

       Net future income tax assets                                      35,000
       Future income tax liability:
           Acquired license                                              35,000

     --------------------------------------------------------------------------
       Net future income tax assets                                  $       --
     --------------------------------------------------------------------------

       At June 30, 2000, the Company and its subsidiaries had operating loss carryforwards for tax purposes which expire as follows:

     ---------------------------------------------------------------------------

       2017                                                          $  105,000
       2018                                                             395,000
       2019                                                           2,299,000
       2020                                                           2,999,000

     ---------------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


9.   Commitments:

     A subsidiary of the Company leases premises under an operating lease which expires on February 28, 2001. The Company has an option to renew the lease for a further 40 months. The minimum lease payment for the year ending June 30, 2001 due under the premises lease is $36,889.

     Rent payment for the year ended June 30, 2000 totalled $52,694 (1999 - $14,455).

     The Company has entered into several license agreements under which the Company has obtained rights to license and sublicense certain intellectual property. These licenses require the Company to pay royalties of between 2% and 7% of net revenue from products using the licensed intellectual property. The licenses also require the Company to pay between 20% and 70% of sublicense fees.

     For the Company to retain its rights under these licenses, the licenses require the Company to fund research and development and make further license payments in fiscal 2001 of approximately $400,000.

     There are certain penalties in the license agreements which total, in aggregate, $156,400 if specified development milestones are not reached. In some cases, failure to meet these payments will result in termination of certain license agreements.

     The Company can terminate the license agreements at any time, provided that 30 days' notice is given.

10.  Loss per share:

     The basic and diluted loss per share has been calculated using the weighted average number of common shares outstanding during the years.

     The 2,985,902 common shares issuable upon the exercise of the options and warrants have not been included in the calculation of the fully diluted loss per share as the results would be anti-dilutive.

     The weighted average number of common shares which was used to calculate the basic and diluted loss per share is as follows:

     ---------------------------------------------------------------------------

       2000                                                            8,175,936
       1999                                                            5,318,743

     ---------------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)

Years ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


11.  Other information:

     (a) Restricted cash represents funds held in escrow by the Company's legal representatives under the terms of an employment contract.

     (b) SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise on Related Information" became effective with the fiscal year commencing July 31, 1998. Adoption of this standard had no impact on the consolidated financial statements.

     (c)  SFAS No.  133  "Accounting  for  Derivative  Instruments  and  Hedging
          Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires derivative instruments to be recognized in the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized in earnings in the period of change, unless they are designated as hedging instruments. Adoption of this standard on July 1, 2000 did not have any impact on the consolidated financial statements.

12.  Segmented information:

     The Company operates in a single operating segment being biopharmaceutical research and development for the purpose of developing pharmaceutical products and in-vitro diagnostic and related products.

     All revenue are generated from a single customer located in the United States.

13.  Subsequent event:

     Subsequent to year end, the Company entered into a non-binding letter of intent to acquire Cytomatrix Inc. in a share exchange. Neither the consideration to be given nor the purchase price has been determined.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        N/A

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table provides information concerning each of our executive officers and directors. All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.


Name                            Age           Title
----                            ---           -----
Robert Bender                   53            chairman of the board, chief
                                              executive officer, secretary
                                              and treasurer

Robert C. Galler                40            vice president and director

Dr. Allan M. Green              56            director

Allen Krantz, Ph.D.             59            director

Dr. Clifford A. Lingwood        50            director

Paul Lucas                      50            director

Thomas M. Reardon               54            director


     Robert Bender: Mr. Bender is our co-founder and chief executive officer and has been one of our directors since our inception. Mr. Bender served as our president from inception in January 1997 until May 1997, at which time he became our chairman of the board, secretary and treasurer. Since 1972, Mr. Bender has been active in entrepreneurial technology based companies, primarily in the medical field and his professional focus has been on the assessment and development of new ventures. Mr. Bender has extensive experience in institutional and private venture capital, having been associated with Adler & Co. in New York City and Ventures West in Vancouver. He has participated in the management and/or development of a number of privately held start-up companies and been active in the transfer of technology between corporations and from academic institutions.

     Robert C. Galler: Mr. Galler has been our vice president and one of our directors since September 1999. Since February 1994, Mr. Galler has been president and chairman of the Lois Joy Galler Foundation for Hemolytic Uremic Syndrome, a not-for-profit children's charity which he founded in August 1992. From March 1994 to August 1998, Mr. Galler served as a director of Synsorb Biotech, Inc., a company which he helped found.

     Allan M. Green, M.D., Ph.D., J.D.: Dr. Green has been one of our directors since January 1999. He is also the chairman of our scientific and medical advisory board. Dr. Green is a physician, lawyer, and research scientist with experience as an operating officer in the pharmaceutical industry. Dr. Green is vice president, pharmaceutical/biomedical products for ML Strategies, LLC, where he serves a wide range of health care, biotechnology and pharmaceutical clients. Dr. Green also has been of counsel to the Boston/Washington law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since September 1989. Dr. Green has successfully represented many American and Canadian clients in their relationships with the FDA and has organized a number of multi-disciplinary conferences on healthcare, pharmaceutical and funding issues. Dr. Green was formerly medical director of New England Nuclear/Dupont Medical Products. He currently is a director of Neurochem, Inc. and North American Scientific, Inc. Dr. Green has served on various government committees as a technical consultant and has held several medical school appointments. Dr. Green is the author of many scientific papers in biochemistry and drug development and is well known for his issues and commentary series which analyzes the competitive commercial aspects and potential markets for emerging pharmaceutical technologies. Dr. Green received his B.S. in economics in 1966 and his Ph.D. in biochemistry and metabolism in 1971 from the Massachusetts Institute of Technology. He received his M.D. from Case Western Reserve University School of Medicine in 1972. Dr. Green holds board certification in both internal medicine and in nuclear medicine. Dr. Green received his J.D. from Boston College Law School in 1991.

     Allen Krantz, Ph.D.: Dr. Krantz has been one of our directors since January 1999. He is trained as an organic chemist and has been working at Syntex for the past 13 years, most recently as a vice president at Syntex Research, Canada. Prior to that, Dr. Krantz was a tenured associate professor of chemistry and pharmacology at the State University of New York, at Stony Brook. In 1994, Dr. Krantz joined Red Cell, Inc., a start-up biotechnology company as executive vice president research. Since 1997, Dr. Krantz has been president of Bullet Therapeutics, a start-up drug development enterprise.

     Dr. Clifford A. Lingwood: Dr. Lingwood is our co-founder and has been one of our directors since our inception. For the last 20 years Dr. Lingwood has worked in academia, during which time he participated in the development of the scientific technology which has been licensed to us. Since 1989, Dr. Lingwood has been affiliated with both the University of Toronto and the Hospital for Sick Children in Toronto and is currently serving as an associate professor in the departments of clinical biochemistry, biochemistry and microbiology at the University of Toronto and a senior scientist in the departments of microbiology and biochemistry at the Hospital for Sick Children. Dr. Lingwood is one of the inventors of and a patent applicant with regard to certain of our licensed technologies.

     Paul Lucas: Mr. Lucas has been one of our directors since September 1998. Mr. Lucas is the president and chief executive officer of Glaxo Wellcome, Inc., Canada, a position he has held since April 1994. Mr. Lucas joined Glaxo Wellcome in September 1986. Mr. Lucas has more than 20 years experience in the Canadian pharmaceutical industry, and was instrumental in overseeing the successful 1995 merger of Glaxo Canada and Burroughs Wellcome. Mr. Lucas currently serves on several university committees and is the vice chairman of the Pharmaceutical Manufacturers

Association of Canada. In addition, Mr. Lucas is the chairman of the board of Altimed Pharmaceutical Inc. and is a director of BioChem Pharma.

     Thomas M. Reardon: Mr. Reardon has been one of our directors since January 1999. He is "of counsel" to the Boston law firm Greenberg, Traurig. From 1990 until September 2000 he was at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., where he served as co-chairman of the health law group and President of its affiliate ML Strategies, Inc. In September 1999, Mr. Reardon became the chief executive officer of Vector Health Solutions, now Cambio Health Solutions, LLC, an affiliate of Quorum Health Resources, LLC. In addition, Mr. Reardon serves as a director of numerous organizations in the healthcare field.

Significant employees

     Dr. George L. Spitalny: Dr. Spitalny, age 53, is our co-founder and the president of Select Therapeutics (Canada) Inc. He has more than 25 years of experience in clinical and biopharmaceutical development, and since October 1995 he has been an industry consultant. Dr. Spitalny served as one of our directors from our inception until he resigned in April 2000. Dr. Spitalny served as the chief operating officer of our Canadian subsidiary from its inception in December 1996 until December 1998, and since May 1997 he has served as the president of our Canadian subsidiary. From October 1996 to January 1997, Dr. Spitalny was president of Immune Network Research Ltd. From December 1990 to October 1995, Dr. Spitalny was vice president, research and development, and then chief scientific officer of TargeTech, Inc., a start-up biopharmaceutical company which was acquired by Immune Response Corp. From 1983 to 1990, Dr. Spitalny was employed by Bristol-Myers Squibb as a director of research and development and as a manager of its research and clinical operations. Dr. Spitalny received a Ph.D. from New York University School of Medicine in 1973 and is the author or co-author of 55 articles on a wide range of biopharmaceutical related topics.

     Tony K. Baker: Mr. Baker, age 53, has been our vice president in charge of the development of diagnostic products since November, 1998. Mr. Baker was the president and chief scientist of Sierra Diagnostics, Inc., which he founded in May, 1994, until Sierra's acquisition by us in November 1998.* From 1993 to 1995, Mr. Baker worked for Genentech as a senior development specialist. From 1991 to 1993, Mr. Baker was the immunodiagnostic development manager for Sigma Diagnostics. From 1987 to 1991, Mr. Baker was vice president of product development for Gen-Trans Biotechnology. From 1971 to 1987, Mr. Baker held a variety of senior positions in the biotechnology field, including manager of in-vitro assay development-infectious diseases for Merck Sharp and Dohme. Mr. Baker received his M.S. in microbiology from Northern Arizona University and he served as an officer in the U.S. Marine Corps.

Scientific and medical advisory board

     Allan M. Green M.D., Ph.D., J.D. : Dr. Green is one of our directors and chairman of our scientific and medical advisory board. Dr. Green's background is discussed in further detail above.





*We recently accepted in principle a management buy-back of Sierra. See Item 1. "Description of Business - Overview."

     Mark L. Greenberg, M.D., M.B., Ch.B.: Dr. Greenberg is chief of oncology and co-head of the division of hematology and oncology at the Hospital for Sick Children, Toronto. He is also a professor in the departments of pediatrics and surgery at the University of Toronto. Dr. Greenberg joined the Hospital for Sick Children in 1970. He received his medical education at the University of Witwatersrand in Johannesburg, South Africa, M.B., Ch.B. in 1966 and served as an intern and resident at the Johannesburg General Hospital, Transvaal Memorial Hospital and Presbyterian St. Luke's Hospital in Chicago before joining The Hospital for Sick Children. He is a member of the Fellow of the Royal College of Physicians in Canada and other professional bodies. Dr. Greenberg has published extensively in the medical literature, principally on oncology.

     Evan M. Hersh, M.D.: Dr. Hersh is a professor of microbiology and immunology at the University of Arizona, Tucson, and is the associate director of clinical research and the director of immunology at the Arizona Cancer Center. He has been active in the development of novel therapeutic anti-cancer strategies. Dr. Hersh's laboratory will collaborate with ours and the Institut Curie in Paris in pre-clinical and early clinical studies on therapeutic cancer vaccines based on the proprietary antigen presentation technology being developed at the Institut Curie.

     Gabriel H. Hortobagyi, M.D.: Dr. Hortobagyi is the chairman of the department of breast medical oncology in the division of medicine at the University of Texas, M.D. Anderson Cancer Center. He received his M.D. at the Universidad Nacional de Columbia in Bogota, Columbia in 1970 and served as and intern and resident at the Hospital San Juan de Dios in Bogota, Columbia and St. Luke's Hospital in Cleveland. He joined M.D. Anderson Hospital in 1974 as a fellow in developmental therapeutics. Since joining M.D. Anderson Hospital, Dr. Hortobagyi has had numerous academic and professional appointments. He holds specially diplomas in internal medicine and medical oncology.

     John Thomas Lamont, M.D.: Dr. Lamont is chief of the division of gastroenterology at Beth Israel Deaconess Medical Center and a professor of medicine at the Boston University of Rochester. Dr. Lamont interned at the UCLA Medical Center in Los Angeles, where he later served as chief medical resident. He has been on the faculty of Boston University since 1980 and is certified in internal medicine and gastroenterology. Dr. Lamont's research interests include the structure and function of intestinal mucin and the mechanisms of action of bacterial toxins.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and certain shareholders (collectively "Reporting Persons") to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission within certain periods and to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no reports on Form 5 were required by such Reporting Persons, the Company believes that, during the Company's fiscal year ended June 30, 2000, all Section 16(a) filing requirements were complied with, except that, with the exception of our former director Craig Sibley, all of our directors, officers and beneficial owners of more than 10% of our common stock failed to file a Form 3, initial statement of beneficial ownership, on a timely basis, and Messrs. Bender, Galler, Lingwood and Green failed to timely file their Form 4s reporting options granted to them in September 1999 and March 2000.

Item 10.  Executive Compensation.

     The following table summarizes the compensation earned by or paid to our chief executive officer and any other executive officer whose total annual salary and bonus exceeded $100,000 for the last three fiscal years.

                                                                               Long-Term Compensation
                                                                               ----------------------
                                                 Annual Compensation                 Awards
                                                                   Other
Name and                                                           Annual         Securities
Principal                                   Salary        Bonus     Comp. (1)     Underlying
Position                   Year               ($)         ($)        ($)          Options (#)/SARS
---------                  ----             ------        -----    ---------      ----------------
Robert Bender,             2000             153,541(2)     --        --              500,000
chief executive officer    1999             144,000(3)     nil       nil                --
                           1998              74,000        nil       nil                --

----------
(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2)  $92,541 was paid in cash and the balance of $61,000 is accrued.

(3)  $120,000 was paid in cash, and the balance of $24,000 is accrued.

                      Option/SAR Grants in Last Fiscal Year

                                                 Individual Grants
                            ----------------------------------------------------------
                  Number of         % of Total
                  Securities        Options/SARS
                  Underlying        Granted to        Exercise or                    Market Price
                  Options/SARS      Employees         Base Price       Expiration    on Date of
Name              Granted (#)       in Fiscal Year    ($/share)        Date          Grant ($)
----              -----------       --------------    ---------        ----          ---------
Robert Bender      250,000              20%            $4.25           03/01/07         $5.13
Robert Bender      250,000              20%            $5.00           03/01/07         $5.13

              Aggregated Option/SAR Exercises in Fiscal Year 2000
                    and Option /SAR Values at June 30, 2000

                                             Number of Securities             Value of Unexercised
                                            Underlying Unexercised                in-the-Money
                                                Options/SARs at                 Options/SARs at
                  Shares        Value         Fiscal Year-End (#)             Fiscal Year-End ($)
                Acquired on   Realized   ----------------------------    ----------------------------
Name            Exercise (#)     ($)     Exercisable    Unexercisable    Exercisable    Unexercisable
-------------   -----------   --------   -----------    -------------    -----------    -------------
Robert Bender       --           --        600,000             0          $2,272,500          --

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains information regarding ownership of our common stock, which are our only voting securities, as of September 22, 2000 for:

     o    each person who beneficially owns more than 5% of our common stock,

     o    each of our directors and executive officers, and

     o    all of our directors and executive officers as a group.

     Unless otherwise indicated, we believe that the individuals listed below have the sole power to vote and dispose of the number of shares listed opposite their respective names.

Name and Address                                                       Amount and Nature of               Percent
of Beneficial Owner                 Office                             Beneficial Ownership               ofclass
--------------------                ------                             ---------------------              -------
Robert Bender                       chairman of the board,             1,165,000(1)                      9.4%
50 O'Connor Street                  chief executive officer,
Suite 300                           secretary & treasurer
Ottawa, Ontario
Canada K1P 6L2

Robert C. Galler                    vice president and                   600,000(2)                      4.8%
56 Sage Hollow Court                director
Dix Hills, NY 11746

Dr. Clifford A. Lingwood            director                             407,000(3)                      3.4%
116 Kingsway Crescent
Toronto, Ontario
Canada M8X 2R9

Dr. Allan M. Green                  director                             420,000(4)                      3.5%
19 Francis Avenue
Cambridge, MA 02138

Paul Lucas                          director                              10,000                         -- *
c/o Glaxo Wellcome
Canada, Inc.
7333 Mississauga Road North
Mississauga, Ontario
Canada  L5N 6L4

Thomas M. Reardon                   director                              10,000                         -- *
c/o 49 Candlewood Road
Ipswich, MA 01938

Allen Krantz, Ph.D.                 director                              10,000                         -- *
847 N Humboldt St. #310
San Mateo, CA 94401

All directors and                                                      2,622,000                        20.0%
executive officers
as a group
(7 individuals)

Sally Hansen                                                           1,165,000(5)                      9.4%
50 O'Connor Street, Suite 300
Ottawa, Ontario
Canada K1P 6L2

----------
*    Owns less than 1%

(1) Includes options to purchase an aggregate of 500,000 shares of common stock, of which 250,000 options are exercisable at $4.25 per share and 250,000 options at $5.00 per share, 95,000 shares owned by his wife, Sally Hansen, 300,000 shares owned by ARGIL Management, a company in which Sally Hansen is a principal shareholder, and 150,000 shares owned by 996834 Ontario Ltd., a company controlled by Sally Hansen.

(2) Includes options to purchase an aggregate of 600,000 shares of common stock, of which 300,000 options are exercisable at a price of $1.73 per share, 150,000 are exercisable at $4.25 per share and 150,000 are exercisable at $5.00 per share.

(3) Includes options to purchase 40,000 shares of common stock at $4.25 per share, and 183,500 shares owned by his spouse.

(4) Includes options to purchase 60,000 shares of common stock at $4.25 per share, and 300,000 shares owned by ARGIL Management, a company in which he is a principal shareholder.

(5) Includes 120,000 shares and options to purchase 500,000 shares owned by her husband, Robert Bender, 300,000 shares owned by ARGIL Management, a company in which she is a principal shareholder, and 150,000 shares owned by 996834 Ontario Ltd., a company in which she holds a controlling interest.


Item 12.  Certain Relationships and Related Transactions.

     We have an oral employment agreement with Dr. George Spitalny, who served on our board of directors until his resignation in April 2000, by which we have retained his full time services as the president of our Canadian subsidiary on a month to month basis at a monthly salary of $13,179.

     We have also entered into a consulting agreement with the consulting company owned by Robert Bender, our chairman of the board, retaining his services for a monthly fee of $12,000 of which $10,000 is to be paid monthly and the balance is accrued. In addition, we have entered into consulting arrangements with Craig Sibley, Dr. Clifford A. Lingwood and Dr. Allan Green, two of whom are directors of Select, whereby we have agreed to pay them monthly consulting fees of approximately $5,200, $1,300 and $10,000, respectively. Mr. Sibley, who served on our board of directors until his resignation in April 2000, devotes a substantial fraction of his professional time to us and is responsible for relationship management and technology sourcing for our Canadian subsidiary. Dr. Lingwood's laboratory at the Hospital for Sick Children is a principal source of technology for us and receives research support through contractual arrangements with the hospital. Dr. Green devotes a substantial fraction of his professional time to us and is responsible for regulatory oversight, research program planning and coordination and scientific direction.

     In addition, Dr. Lingwood owns 35% of the shares owned by the Hospital for Sick Children in the patent application entitled Verotoxin Pharmaceutical Compositions and Medical Treatment. He and the other owners of the patent granted the University of Toronto Innovations Foundation the exclusive right to grant licenses for the verotoxin technology which in turn has granted an exclusive license to us.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Restated Certificate of Incorporation*

          3.1a Certificate of Amendment of Certificate of Incorporation, dated
               June 27, 2000

          3.2  By-Laws*

          4.1  Specimen Common Stock Certificate

          4.2 Form of Class A Redeemable Common Stock Purchase Warrant for investors in the private placement offering dated in October 1, 1999

          4.3 Form of Class B Redeemable Common Stock Purchase Warrant for investors in the private placement offering dated November 11, 1999 and as payment to certain individuals for services rendered in connection with said offering

          4.4 Form of Class C Redeemable Common Stock Purchase Warrant as payment to certain individuals for services rendered in connection with the private placement offering dated March 10, 2000, as amended

          4.5 Stock Option Agreement with Dawn Van Zant, dated March 2, 2000 to purchase 25,000 shares of the Company's Common Stock at a price of $4.25 per share.

          4.6 Stock Option Agreement with Dawn Van Zant, dated March 2, 2000 to purchase 25,000 shares of the Company's Common Stock at a price of $5.00 per share.

          10.1 License Agremeent, dated September 1, 1993 between Temple University and Sierra Diagnostics, Inc.*

          10.2 Contract 4004293, effective October 27, 1998 between Sierra Diagnostics, Inc. and the State of Alabama.*

          10.3 Lease Agreement dated July 1, 1999, between H&H Properties and Sierra Diagnostics, Inc.*

          10.4 Consulting Agreement with Robert Bender Consulting Limited, dated January 1, 1999.*

          10.5 Consulting Agreement with Craig Sibley dated January 1, 1999.*

          10.6 Consulting Agreement with Dr. Clifford A. Lingwood, dated January 1, 1999.*

          10.7 Consulting Agreement with Allan Green, M.D., J.D., Ph.D., dated January 1, 1999.*

          21   Subsidiaries of the Registrant*

          27   Financial Data Schedule


*    Incorporated by reference on Form 10-SB filed on Sept. 16, 1999.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SELECT THERAPEUTICS INC.
                                                   (Registrant)


                                     By       /s/ Robert Bender
                                              ----------------------------------
                                              Robert Bender
                                              Principal Executive Officer
                                              and Principal Financial Officer

                                     Date:  September 28, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     /s/ Robert Bender
                                     -------------------------------------------
                                     Robert Bender
                                     Director

                                     Date:  September 28, 2000


                                     /s/   Robert C. Galler
                                     -------------------------------------------
                                     Robert C. Galler
                                     Director

                                     Date:  September 28, 2000

                                     /s/ Dr. Allan M. Green
                                     -------------------------------------------
                                     Dr. Allan M. Green
                                     Director

                                     Date:  September 28, 2000


                                     /s/ Dr. Allen Krantz
                                     -------------------------------------------
                                     Dr. Allen Krantz
                                     Director

                                     Date:  September 28, 2000


                                     /s/ Dr. Clifford Lingwood
                                     -------------------------------------------
                                     Dr. Clifford Lingwood
                                     Director

                                     Date:  September 28, 2000


                                     /s/ Paul Lucas
                                     -------------------------------------------
                                     Paul Lucas
                                     Director

                                     Date:  September 28, 2000


                                     /s/ Thomas M. Reardon
                                     -------------------------------------------
                                     Thomas M. Reardon
                                     Director

                                     Date:  September 28, 2000