Form 10QSB
period 2000-09-30
SELECT THERAPEUTICS INC
filed 2000-11-15
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

          N/A
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 11,991,308 as of November 3, 2000.

Transitional Small Business Issuer Disclosure Format: Yes   No X
                                                          -    -

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Stated in U.S. dollars)
(Unaudited)

                                                                      September 30,     June 30,
                                                                           2000           2000
                                                                                       (Audited)
                                                                      -------------   ------------
Assets

Cash and cash equivalents                                             $  6,651,490    $  7,901,288
Accounts receivable                                                             --          17,042
Inventory                                                                   26,730          29,938
Prepaid expenses and other assets                                           11,516          56,516
Property, plant and equipment                                              102,584         108,940

                                                                      ------------    ------------
                                                                      $  6,792,320    $  8,113,724
                                                                      ============    ============

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                 $     61,505    $    314,173
     Accrued liabilities                                                   726,492         496,961
                                                                      ------------    ------------
                                                                           787,997         811,134

Shareholders' equity:
     Capital stock:
         Authorized:
              1,000,000 preferred shares, $0.001 par value
              50,000,000 common shares,
                $0.001 par value
         Issued:
              Nil preferred shares                                              --              --
              11,979,308 (June 30, 2000 - 11,862,308) common shares          1,233           1,186
              1,735,902 warrants                                         3,805,302       3,805,302
     Contributed surplus                                                11,947,706      11,522,852
     Stock options                                                       1,326,250       1,281,250
     Deficit accumulated during the development stage                  (11,076,167)     (9,308,000)
                                                                      ------------    ------------
                                                                         6,004,323       7,302,590

                                                                      ------------    ------------
                                                                      $  6,792,320    $  8,113,724
                                                                      ------------    ------------


See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Stated in U.S. dollars)

Three months ended September 30, 2000 and 1999
(Unaudited)

                                          2000              1999
                                      ------------      ------------
Revenue                               $         --      $     93,125
Cost of revenue                                 --            13,711
                                      ------------      ------------
                                                --            79,414

Interest income                             83,663               506

Research and development                 1,196,592           121,669
Selling, general and administration        648,882           415,820
Depreciation                                 6,356             9,958
Amortization                                    --            64,937
                                      ------------      ------------
                                         1,851,830           612,384

                                      ------------      ------------
Loss for the period                   $ (1,768,167)     $   (532,464)
                                      ============      ============

Loss per share                        $      (0.15)     $      (0.09)

Weighted average number of shares       11,891,687         5,819,354
                                      ============      ============

See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)




                                         Common shares                   Warrants
                                    Number        Amount          Number         Amount
                                  ---------    ------------     ---------      ----------
Balance, June 30,1999             5,634,094    $      563              --    $         --

Issue of common shares            6,228,214           623              --              --

Issue of warrants                        --            --       1,735,902       3,805,302

Loss for the year                        --            --              --              --

Issue of stock options                   --            --              --              --
                                 ----------    ----------      ----------    ------------

Balance, June 30, 2000           11,862,308         1,186       1,735,902       3,805,302

Loss for the period                      --            --              --              --

Issue of stock options                   --            --              --              --

Issue of common shares              117,000            47

Share issue costs                        --            --              --              --
                                 ----------    ----------      ----------    ------------
Balance, September 30, 2000      11,979,308    $    1,233       1,735,902    $  3,805,302
                                 ==========    ==========      ==========    ============




                                                     Deficit
                                                   Accumulated
                                                   during the
                                  Contributed      development         Stock
                                    surplus           stage            options          Total
                                  ------------     ------------     ------------    ------------

Balance, June 30,1999             $  5,145,191     $ (4,585,602)    $         --    $    560,152

Issue of common shares               6,377,661               --               --       6,378,284

Issue of warrants                           --               --               --       3,805,302

Loss for the year                           --       (4,722,398)              --      (4,722,398)

Issue of stock options                      --               --        1,281,250       1,281,250
                                  ------------     ------------     ------------    ------------

Balance, June 30, 2000              11,522,852       (9,308,000)       1,281,250       7,302,590

Loss for the period                         --       (1,768,167)              --      (1,768,167)

Issue of stock options                      --               --           45,000          45,000

Issue of common shares                 468,853               --               --         468,900

Share issue costs                      (44,000)              --               --         (44,000)
                                  ------------     ------------     ------------    ------------
Balance, September 30, 2000       $ 11,947,706     $(11,076,167)    $  1,326,250    $  6,004,323
                                  ============     ============     ============    ============

See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)
Three months ended September 30, 2000 and 1999
(Unaudited)

                                                                           2000              1999
                                                                       -----------       -----------
Cash provided by (used in):

Operating activities:
     Loss for the period                                               $(1,768,167)      $  (532,464)
     Items not involving cash:
         Depreciation                                                        6,356             9,958
         Amortization                                                           --            64,937
         Issue of common shares for services and license fees              468,900            90,000
         Issue of stock options                                             45,000                --
     Changes in non-cash operating working capital:
         Accounts receivable                                                17,042             7,380
         Inventory                                                           3,208           (35,974)
         Prepaid expenses and other assets                                  45,000             3,360
         Accounts payable                                                 (252,668)          197,368
         Accrued liabilities                                               229,531            28,487
                                                                       -----------       -----------
                                                                        (1,205,798)         (166,948)

Financing activities:
     Proceeds from issuance of common shares                                    --           125,000
     Share issue cost                                                      (44,000)
                                                                       -----------       -----------
                                                                           (44,000)          125,000

Investing activities:
     Additions to property, plant and equipment                                 --           (33,953)
                                                                       ===========       ===========
                                                                                --           (33,953)


Decrease in cash                                                        (1,249,798)          (75,901)

Cash and cash equivalents, beginning of period                           7,901,288           120,881

                                                                       -----------       -----------
Cash and cash equivalents, end of period                               $ 6,651,490       $    44,980
                                                                       ===========       ===========


See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)
Three months ended September 30, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------

1.   Basis of presentation

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 2000 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the June 30, 2000 audited consolidated financial statements and notes thereto. The Company's results of operations for the first quarter of 2001 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

2.   Cash and cash equivalents

Cash and cash equivalents includes cash and US Treasury-bills with maturity dates of less than 90 days.

3.   Capital Stock

(a) During the period ended September 30, 2000, the Company issued 117,000 shares of common stock as consideration for consulting services and license fees.

(b) In September 2000, as part of a termination agreement, the Company granted an option to a former consultant to purchase shares of the Company's common stock at an exercise price of $4.00 per share, which is equal to fair market value at the date of grant. The option vested immediately and expires on September 10, 2002. The value of the option as determined by the Black Scholes model, amounting to $45,000, has been expensed in the current period.

4.   Subsequent events

(a) On November 3, 2000, the Company completed the sale of its subsidiary, Sierra Diagnostics Inc. ("Sierra"), to a group of private investors and management of Sierra in exchange for a promissory note in the amount of $1.394 million bearing interest at 9.5% and secured by certain Sierra patent rights and a six percent royalty on future sales of Sierra's current products.

(b) The Company is proceeding with its strategic alliance with Cytomatrix not through an acquisition but rather by a joint venture, and the Company is currently in the process of negotiating a joint venture agreement with Cytomatrix.

5.   Loss per share

The basic and diluted loss per share has been calculated using the weighted average number of common shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     THIS ITEM CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS AND ARE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. SUCH STATEMENTS ARE BASED ON INFORMATION AVAILABLE AT THE TIME THIS FORM 10Q-SB WAS PREPARED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER SIGNIFICANTLY FROM PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION, THE HIGH COST AND UNCERTAINTY OF THE RESEARCH AND DEVELOPMENT OF PHARMACEUTICAL PRODUCTS, THE UNPREDICTABILITY OF THE DURATION AND RESULTS OF THE U.S. FOOD AND DRUG ADMINISTRATION'S REVIEW OF NEW DRUG APPLICATIONS, THE COMPANY'S NEED FOR AND ABILITY TO OBTAIN ADDITIONAL
CAPITAL, THE POSSIBLE IMPAIRMENT OF, OR INABILITY TO OBTAIN, INTELLECTUAL PROPERTY RIGHTS AND THE COST OF OBTAINING SUCH RIGHTS FROM THIRD PARTIES AND THE COMPANY'S DEPENDENCE ON THIRD PARTIES TO RESEARCH, DEVELOP, MANUFACTURE AND SELL ITS PRODUCTS, IF ANY.

Overview

     We are a development stage biopharmaceutical company and have established a website (www.selecttherapeutics.com) to provide shareholders and interested parties with information about us and our activities. Our focus is on identification of therapeutic opportunities which combine relatively low cost of development with a strong proprietary position and potentially short time to market. Our development programs involve ex-vivo treatments, i.e. treatments in which patients' tissues are manipulated outside the body. Such treatments are believed to be less costly to investigate and develop than in-vivo agents. We have a portfolio of therapeutic product opportunities focused on cancer and an intellectual property position which we believe both allows us to practice and defend our technologies.

     We recently have concentrated on initiating a strategic alliance with Cytomatrix, LLC, another development stage company. Our Verotoxin-based technologies for stem cell purging and for antigen delivery to dendritic cells integrate well with Cytomatrix' stem cell expansion and T-cell programs to deliver a set of related product development programs, and Cytomatrix' stem cell expansion programs are at the point of entering clinical trials at several sites. We expect to enter into a definitive joint venture agreement with Cytomatrix by December 31, 2000. The venture would include all of Cytomatrix' technologies, intellectual property, research and administrative personnel and financial resources, as well as its facility in Woburn, Massachusetts, and we would contribute cash plus our Verotoxin-based stem cell purging and dendritic cell development programs. (We would maintain a corporate existence separately from the joint venture and would independently continue some other programs.) As our product development programs have progressed, our highly "virtual" structure has been tested to the limits of this business model, and the joint venture with Cytomatrix would give our therapeutic programs the benefits of an established and staffed business structure for product development as well as technology synergy. We would continue to make extensive use of subcontractors and external resources in order to retain flexibility and maintain what we believe to be a cost efficient operating style. We believe that through the joint venture we would be creating a significant entity in the emerging field of cell-based therapy for cancer and other diseases.

     In accord with our increased focus on therapeutic opportunities and cell-based therapies in particular, in November 2000 we concluded the sale of our diagnostics subsidiary to its management. We have retained a 6% royalty interest in the success of Sierra's current products and, more importantly, the sale enables us to focus our management and financial resources on therapeutic opportunities.

     A key activity has been and continues to be the acquisition, development and maintenance of intellectual property positions in support of product development opportunities. We continue to expend significant funds and efforts on licenses and patent prosecution. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our positions in relation to products. We believe that this is a key value element for our development.

Program Review

     During the quarter ended September 30, 2000, our stem cell purging program progressed towards its first clinical tests. Material qualified for patient administration was successfully produced by our contract manufacturer, and final preparations at the clinical site was undertaken. In October 2000 we submitted to the Therapeutic Products Branch of Health Canada our

Investigational New Drug application ("IND") seeking approval to begin our first clinical investigations of our Verotoxin formulation (Veropulse(TM)) for ex vivo purging of tumor cells form autologous stem cells in patients with a type of cancer known as multiple myeloma. We expect the actual trials to begin in the first calendar quarter of 2001 pending approval of our IND.

     Preclinical investigations of our Activate(TM) system for presenting antigens to dendritic cells continued via our collaborations at the Institute Curie and the Arizona Cancer Center. We are planing to have clinically qualified materials produced in 2001 with view to starting clinical investigations late in calendar 2001 on therapeutic vaccines for cancers.

     During  the  quarter,   we  obtained  two   significant  new  licenses  for
intellectual property in the area of stem cells.

Three months ended September 30, 2000 and 1999

Results of Operations

     During the quarter ended September 30, 2000 we had no revenues and interest income of $83,663; during the corresponding period in 1999, we had interest income of $506 and revenues of $93,125 from sales of products of Sierra
Diagnostics which we sold on November 3, 2000. We have no other product or license revenues.

     We have been unprofitable from our formation and have an accumulated deficit of $11,076,167 through September 30, 2000. For the quarter ended September 30, 2000, we incurred a net loss of $1,768,167 compared with a loss of $532,464 for the quarter ended September 30, 1999. Operating expenses for the quarter ended September 30,2000 were $1,851,830 compared to $612,384 in the comparable period in 1999, reflecting the continual costs of progressing our development projects. The large increase in our expenses and loss resulted from our improved cash position, which allowed us to spend the money needed to move development programs forward. The net loss is a result of our routine operations in our development stage. We expect losses to continue and increase for the next several years as we pursue development and commercialization of our intellectual property resources.

     Personnel costs, including retained consultants, and external contractors are the largest ongoing cost of operations. Locating and retaining appropriate personnel resources is a priority, and anticipate that these costs will increase as our development programs move forward and clinical trials are initiated. All research and development activities are expensed as incurred. Patent costs are expensed due to the uncertainties involved in realizing value from specific patents. There were no significant capital expenditures during the last three months.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through private placements of Common Stock. At September 30, 2000, our cash and cash equivalents were $6,651,490 compared to $7,901,288 at June 30, 2000. Our cash and cash equivalents principally resulted from a $9.5 million equity private placement completed in March 2000. We believe our cash and cash equivalents are sufficient to continue operations for the next 18 months. Funds are kept in U.S. Treasury Bills or equivalent securities.

     The process of developing therapeutic products requires significant additional research as well as preclinical and clinical testing required for regulatory approvals. These activities are expected to result in continuing cash outflows and operating losses. We will not receive revenue from therapeutic products unless we complete clinical trials and successfully commercialize such products, as to which no success can be assured. We have on hand sufficient cash to cover our current levels of operating expenses for the next 18 months. However, as we are entering clinical investigations of products and also, through the proposed Cytomatrix joint venture, expect to have an increased portfolio of opportunities, we are seeking additional equity funding in order to advance product development. To this end, we have entered into an investment banking relationship with Gerard Klauer Mattison ("GKM"). There can be no assurance that GKM additional funding will be available when needed or on commercially reasonable terms if at all, or that we will be able to develop any viable product.

     We will require substantial additional funding in order to complete our research and development activities and sublicense any potential products. Our future capital requirements will depend on many factors, including scientific progress in research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. We retained GKM as our investment banker regarding additional financing required to develop our products. There can be no assurance that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms or at all.

     Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.


                           PART II - OTHER INFORMATION


Item 2. Changes in Securities.

     In September 2000, as part of a termination agreement, the Company granted to a former consultant an option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $4.00 per share, which was equal to the fair market value at the date of the grant. The option vested immediately and is exercisable until September 10, 2002.

     In September 2000, the Company issued 30,000 shares of its Common Stock to Thomas Jefferson University and 65,000 shares of its Common Stock to Philadelphia Health and Education Corporation d/b/a MCP Hahnemann University, in each case as payment for license fees pursuant to certain license agreements. In September 2000, the Company also issued an aggregate of 22,000 shares of its Common Stock to two consultants for services rendered. All of these issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

     On November 3, 2000, the Company completed the sale of the stock of its wholly-owned diagnostic subsidiary, Sierra Diagnostics, Inc., to a group of private investors and management of Sierra in exchange for a promissory note in the principal amount of $1,394,000 secured by certain Sierra patent rights and a six percent royalty on future sales of Sierra's current products. The Company will file a report on Form 8-K reporting this sale.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         The following exhibits are filed with this report:
                                                                          Page
                                                                          ----

         4.  Stock Option Agreement with Bonni Dutcher, dated
             September 11, 2000, to purchase 15,000 shares of the
             Company's Common Stock at a price of $4.00 per share.          9

         27. Financial Data Schedule                                       21

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000            SELECT THERAPEUTICS, INC.

                                    By: /s/ Robert Bender
                                       -----------------------------
                                       Name: Robert Bender
                                       Title: Chairman of the Board