Form 10QSB/A
period 2000-03-31
SELECT THERAPEUTICS INC
filed 2000-11-22
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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
(Unaudited)

------------------------------------------------------------------------------------
                                                           March 31,        June 30,
                                                               2000             1999
                                                                           (Audited)
------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                               $    176,667    $    120,881
Restricted cash                                                   --          72,000
Cash held in trust                                         8,695,350              --
Accounts receivable                                               --           7,380
Inventory                                                     22,805          32,130
Prepaid expenses and other assets                             18,780          21,740
Property, plant and equipment                                112,437         104,547
Intangible assets                                            705,769         900,581

------------------------------------------------------------------------------------
                                                        $  9,731,808    $  1,259,259
------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                   $    164,536    $     43,309
     Accrued liabilities                                     388,738         655,798
     -------------------------------------------------------------------------------
                                                             553,274         699,107

Shareholders' equity:
     Capital stock:
         Authorized:
              1,000,000 preferred shares
              50,000,000 common shares,
                $0.0001 par value
         Issued:
              Nil Preferred Shares
              11,862,308 common shares
                (June 30, 1999 - 5,634,094)                    1,186             563
              1,735,902 warrants (1999-nil)                3,805,302              --
     Contributed surplus                                  11,748,986       5,145,191
     Stock options                                         1,281,250              --
     Deficit accumulated during the development stage     (7,658,190)     (4,585,602)
------------------------------------------------------------------------------------
                                                           9,178,534         560,152

------------------------------------------------------------------------------------
                                                        $  9,731,808    $  1,259,259
------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Stated in U.S. dollars)
(Unaudited)

----------------------------------------------------------------------------------------------
                                               Nine months ended            Three months ended
                                                   March 31,                    March 31,
----------------------------------------------------------------------------------------------
                                             2000           1999           2000           1999
----------------------------------------------------------------------------------------------

Revenue                               $   170,590    $   110,750    $    77,465    $   110,750
Cost of revenue                            56,902         77,556         43,191         77,556
----------------------------------------------------------------------------------------------
                                          113,688         33,194         34,274         33,194

Interest income                               524         32,570              8          5,829

Research and development                1,050,050      1,103,923        263,426        802,131
Selling, general and administration     1,912,064        714,442        369,684        146,948
Depreciation                               29,874         11,437          9,958          8,825
Amortization                              194,812        108,230         64,937         64,938
----------------------------------------------------------------------------------------------
                                        3,186,800      1,938,032        708,005      1,022,842
----------------------------------------------------------------------------------------------
Loss for the period                   $(3,072,582)   $(1,872,268)   $  (673,723)   $  (983,819)
----------------------------------------------------------------------------------------------

Loss per share                        $     (0.44)   $     (0.36)   $     (0.10)   $     (0.19)

Weighted average number of shares       6,956,082      5,228,791      6,956,082      5,228,791

----------------------------------------------------------------------------------------------

Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)

Nine months ended March 31, 2000
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Deficit
                                                                                            accumulated
                                                                                             during the
                                Common shares               Warrants          Contributed   development        Stock
                              Shares      Amount       Number      Amount       surplus         stage         Options        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998     4,981,313   $     498          --   $       --   $  3,180,529  $ (2,118,274)  $         --  $  1,062,753

Issue of common shares       652,781          65          --           --      1,964,662            --             --     1,964,727

Loss for the year                 --          --          --           --             --    (2,467,328)            --    (2,467,328)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999     5,634,094         563          --           --      5,145,191    (4,585,602)            --       560,152

Issue of common shares     6,228,214         623          --           --      6,603,795            --             --     6,604,418

Issue of warrants                 --          --   1,735,902     3,805,302            --            --             --     3,805,302

Loss for the year                 --          --          --           --             --    (3,072,588)            --    (3,072,588)

Issue of stock options            --          --          --           --             --            --      1,281,250     1,281,250

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000   11,862,308   $   1,186   1,735,902   $ 3,805,302  $ 11,748,986  $ (7,658,190)  $  1,281,250  $  9,178,534
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)
Nine months ended March 31, 2000 and 1999
(Unaudited)

-----------------------------------------------------------------------------------------
                                                                     2000            1999
-----------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
     Loss for the period                                     $ (3,072,588)   $ (1,872,268)
     Items not involving cash:
         Depreciation                                              29,874          11,437
         Amortization                                             194,812         108,230
         Issue of common shares for services                      183,600         933,730
     Changes in non-cash operating working capital:
         Accounts receivable                                        7,380         (15,500)
         Inventory                                                  9,325         (18,528)
         Prepaid expenses and other assets                          2,960          21,000
         Accounts payable                                         121,227        (754,659)
         Accrued liabilities                                     (267,060)        396,058
-----------------------------------------------------------------------------------------
                                                               (2,790,470)     (1,190,500)

Financing activities:
     Repayment of loans due to the former shareholders
       of Sierra Diagnostics Inc.                                      --        (285,999)
     Proceeds from issuance of common shares                   11,507,370              --
     Restricted cash                                               72,000         (72,000)
-----------------------------------------------------------------------------------------
                                                               11,579,370        (357,999)

Investing activities:
     Additions to property, plant and equipment                   (37,764)       (118,280)
-----------------------------------------------------------------------------------------
                                                                  (37,764)       (118,280)


Decrease in cash                                                8,751,136      (1,666,779)

Cash and cash equivalents, beginning of period                    120,881       2,070,705

-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $  8,872,017    $    403,926
-----------------------------------------------------------------------------------------

Supplementary disclosure:
     Non-cash financing and investing activities:
         Issue of common shares to purchase licenses         $         --    $    138,730
         Issue of common shares related to the acquisition
           of Sierra Diagnostics Inc.                                  --         780,997
         Issue of common shares for services                      183,600         795,000

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


Capital stock


(a) During the nine months ended March 31, 2000 the Company completed the following capital stock transactions:

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

(vi) During March 2000, the Company, through a private offering, issued 47.50 units at a price of $200,000 per unit for total gross proceeds of $9,500,000 ($8,631,495, net of share issue costs). Each unit consists of 100,000 common shares of the Company. The Company issued a total of 573,952 warrants for services rendered in connection with the March 2000 private placement. These warrants representing shares issue costs have been fair valued at their issuance date and recorded as warrants in the amount of $3,805,302 with an offset to contributed surplus in the same amount; and

Share issue costs incurred in the nine months ended March 31, 2000 in the amount of $4,847,242 (1999 - $Nil) have been netted against contributed surplus.

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

(b) Stock Options:

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

      Although the Company raised gross proceeds of $9.5 million from a private equity placement in March 2000, the continuation of the Company as a going concern is dependent on additional equity financing and on the development of economically viable products. The Company has incurred losses of $3,072,582 and $1,872,268 in the nine months ended March 31, 2000 and 1999, respectively, and negative cash flow is expected to continue for the Company for at least the next three years. There can be no assurance that funding will be available to the Company or that the Company will be able to develop an economically viable product.

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

Results of Operations

      For the quarter ended March 31, 2000, SELECT incurred a net loss of $673,723 compared with a loss of $983,819 for the corresponding three months ended March 31, 1999. For the nine months ended March 31, 2000 the Company incurred losses of $3,072,582 versus $1,872,268 for the corresponding period in 1999. The Company has been unprofitable from its formation and has an accumulated deficit of $7,658,190 through March 31, 2000. The net loss is a result of the routine operations of the Company in its development stage. We expect losses to continue and increase for the next several years as the Company pursues development and commercialization of its intellectual property resources.

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

Costs and Expenses

      Operating expenses for the nine months ended March 31, 2000 were $3,186,800 compared to $1,938,032 in the same period of 1999. Expenditures required to advance the Company's development projects, notably initiation of manufacturing of GMP qualified materials, were deferred during the period but recommenced in April 2000.

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

Capital Expenditures

     There were no significant capital expenditures during the last nine months.

     Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements of its Common Stock. As of March 31, 2000 the Company had received approximately $9,340,000 in net proceeds from the sale of equity securities during the quarter. Warrants and options for the purchase of common shares were issued at various times and exercise prices as disclosed in the notes to the financial statements both as part of certain placements and as compensation in consideration of placement activities and management performance.

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


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

     In September 1999, in connection with the election of Robert C. Galler as our vice president, we issued to Mr. Galler options entitling him to purchase 300,000 shares of our common stock at $1.73 per share, exercisable until September 30, 2004.

     From January to March, 2000, we sold to accredited investors 58 3/4 units, each unit consisting of 13,000 shares of the Company's Common Stock and 13,000 redeemable warrants, at a price of $23,400 per unit, for an aggregate price of $1,374,750, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder (the "November 1999 Offering"). Each redeemable warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $3.00 per share until December 31, 2002. In addition, for services rendered in the November 1999 Offering by the placement agent and others, the Company issued 7.4 additional units valued at $173,160 in reliance on the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

     In March 2000, we sold to 47 accredited investors 4,750,000 shares of the Company's Common Stock at a price of $2.00 per share, for an aggregate price of $9,500,000, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (the "March 2000 Offering"). We also issued to our placement agent and others for their services in the March 2000 Offering redeemable warrants entitling the holders to purchase 573,952 shares of the Company's Common Stock at a price of $2.00 per share until December 31, 2002.

     In March 2000, we issued options to purchase an aggregate of 900,000 shares of our common stock, exercisable until March 1, 2007, to four of our officers and/or directors in consideration for services rendered as follows: Robert Bender received an aggregate of 500,000 options entitling him to purchase 250,000 shares at $4.25 per share and 250,000 shares at $5.00 per share; Robert
C. Galler received an aggregate of 300,000 options entitling him to purchase 150,000 shares at $4.25 per share and 150,000 shares at $5.00 per share; Dr. Allen M. Green received options entitling him to purchase 60,000 shares at $4.25 per share; and Dr. Clifford A. Lingwood received options entitling him to purchase 40,000 shares at $4.25 per share. In addition, also in March 2000, we issued an aggregate of 50,000 options to a consultant as payment for services rendered, entitling her to purchase 25,000 shares at $4.25 per share and 25,000 shares at $5.00 per share. Such options are exercisable until March 1, 2007.

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


Dated: November 21, 2000                            SELECT THERAPEUTICS, INC.



                                                By: /s/ Robert Bender
                                                    ---------------------------
                                                    Name: Robert Bender
                                                    Title: Chairman of the Board