Form 10QSB
period 2000-12-31
SELECT THERAPEUTICS INC
filed 2001-02-15
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

                        Commission File Number 000-27353


                            SELECT THERAPEUTICS INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                         98-0169105
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      50 Cummings Park, Woburn, MA                                 01801
(Address of principal executive offices)                         (Zip Code)

                                 (781) 939-0867
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 11,996,308 as of February 12, 2001.

Transitional Small Business Issuer Disclosure Format: Yes __ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets

(Unaudited)

------------------------------------------------------------------------------------
                                                        December 31,        June 30,
                                                                2000            2000

------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                               $  5,329,200    $  7,901,300
Accounts receivable, net                                          --          17,100
Inventory                                                         --          29,900
Prepaid expenses and other assets                              9,000          56,500
------------------------------------------------------------------------------------
           Total current assets                            5,338,200       8,004,800
------------------------------------------------------------------------------------

Property, plant and equipment, net                             1,000         108,900

------------------------------------------------------------------------------------
                                                        $  5,339,200    $  8,113,700
------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued liabilities             $    658,400    $    811,100
------------------------------------------------------------------------------------
         Total current liabilities                           658,400         811,100
------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, $.0001 par value;
     1,000,000 shares authorized; no shares
     issued and outstanding                                       --              --
   Common stock, $.0001 par value;
     50,000,000 shares authorized; 11,991,308
     and 11,862,308 shares issued and outstanding
     at December 31 and June 30, 2000, respectively            1,200           1,200
   Additional paid in capital                             17,409,000      16,609,400
   Deficit accumulated during the development stage      (12,729,400)     (9,308,000)
------------------------------------------------------------------------------------
         Total shareholders' equity                        4,680,800       7,302,600

------------------------------------------------------------------------------------
                                                        $  5,339,200    $  8,113,700
------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations

(Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                                                                Inception
                                                                                                              (December 6,
                                                  Three months ended                Six months ended          1996) through
                                                      December 31                      December 31              December
                                              2000             1999            2000              1999              2000
---------------------------------------------------------------------------------------------------------------------------
Revenue                                  $         --      $       --      $         --      $     93,100      $    317,700
Cost of revenue                                    --              --                --            13,700                --
---------------------------------------------------------------------------------------------------------------------------
                                                   --              --                --            79,400           317,700

Operating expenses:
Research and development                      989,200         210,000         2,185,800           331,600         6,220,500
Selling, general and administration           695,800         300,300         1,416,800           716,100         6,036,300
Write-down of intangible assets                    --              --                --                --           640,800
Depreciation and amortization                     200          74,900             6,600           149,800           477,000
---------------------------------------------------------------------------------------------------------------------------
     Loss from operations                  (1,685,200)       (585,200)       (3,609,200)       (1,118,100)      (13,056,900)

Interest income                               103,100              --           186,800               500           326,500
Other income                                    1,000              --             1,000                --             1,000
---------------------------------------------------------------------------------------------------------------------------
Net loss                                 $ (1,581,100)     $ (585,200)     $ (3,421,400)     $ (1,117,600)     $(12,729,400)
---------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share     $      (0.13)     $    (0.10)     $      (0.29)     $      (0.18)

Weighted average number of shares
used in computing basic and diluted
net loss per share                         11,991,308       6,078,546        11,945,884         6,078,546

---------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Period from
                                                                                                                    Inception
                                                                                                                   (December 6,
                                                                                      Six months ended            1996) through
                                                                                        December 31,               December 31,
                                                                                 2000                 1999             2000
--------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities:
     Net loss for the period                                                  $(3,421,400)        $(1,117,600)     $(12,729,400)
     Items not involving cash:
         Depreciation and amortization                                              6,600             149,800           477,000
         Write-down of intangible assets                                               --                  --           640,800
         Issue of common shares for services and license fees                     482,600              90,000         1,506,300
         Issue of stock options for services                                       60,700                  --           742,900
         Issue of warrants for services                                           211,300                  --           211,300
         Stock compensation expense                                                45,000                  --           644,000
         Gain on disposal of Sierra                                                (1,000)                 --            (1,000)
     Changes in working capital, net of effect of Sierra
        disposition:
         Accounts receivable                                                       17,100               7,400           100,100
         Inventory                                                                  3,100              (1,800)            7,600
         Prepaid expenses and other assets                                         45,000               3,300           (10,300)
         Accounts payable and accrued liabilities                                 (20,100)             98,500           717,600
--------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operations                                           (2,571,100)           (770,400)       (7,693,100)
--------------------------------------------------------------------------------------------------------------------------------

Investing activities:
     Additions to property, plant and equipment                                        --             (34,000)          (76,600)
     Deposit of restricted cash                                                        --            (232,200)               --
     Cash balance related to Sierra disposition                                    (1,000)                 --            (1,000)
--------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                      (1,000)           (266,200)          (77,600)
--------------------------------------------------------------------------------------------------------------------------------

Financing activities:
     Proceeds from issuance of common shares                                           --             982,600        13,385,900
     Repayment of loans due to the former shareholders
         of Sierra Diagnostics Inc.                                                    --                  --          (286,000)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                         --             982,600        13,099,900
--------------------------------------------------------------------------------------------------------------------------------

Decrease in cash                                                               (2,572,100)            (54,000)        5,329,200

Cash and cash equivalents, beginning of period                                  7,901,300             120,900                --

--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $ 5,329,200         $    66,900      $  5,329,200
--------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
Six months ended December 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------

1. Basis of presentation:

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 2000 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed in the Company's Form 10KSB for the year ended June 30, 2000. The Company's results of operations for the first two quarters of fiscal 2001 are not necessarily indicative of future operating results.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

2. Cash and cash equivalents

Cash and cash equivalents includes cash and investments in US Treasury bills with maturity dates of less than 90 days.

3. Capital Stock

     (a) During the six months ended December 31, 2000, the Company issued 129,000 shares of common stock as consideration for consulting services and license fees.

     (b) In September 2000, as part of a termination agreement, the Company granted an option to a former consultant to purchase 15,000 shares of common stock at an exercise price of $4.00 per share, which is equal to fair market value at the date of grant. The option vested immediately and expires on September 10, 2002. The fair value of the option as determined by the Black Scholes Model, amounting to $45,000, has been expensed in the current period.

          In October 2000, the Company granted an option to a consultant to purchase 15,000 shares of common stock at an exercise price of $4.25 per share. The option vested immediately and expires on October 25, 2007. The fair value of the option as determined by the Black Scholes Model, amounting to $60,700, has been expensed in the current period.

     (c) In October 2000, the Company granted Class C warrants to purchase 62,000 shares of common stock at a price of $2.00 per share exercisable until December 31, 2002 as consideration for consulting services. The fair value of the warrants as determined by the Black Scholes Model, amounting to $211,300, has been expensed in the current period.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
Six months ended December 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------

4. Disposition

On November 3, 2000 the Company sold all of its shares in its wholly-owned subsidiary, Sierra Diagnostics, to a group of private investors and management of Sierra in exchange for a 6% royalty on future sales of Sierra's current products in excess of specified thresholds and a promissory note in the amount of $1.394 million, the amount of Select's intercompany advances receivable from Sierra at the time of the sale. The sale was effective as of October 1, 2000. The net book value of Sierra at this time was ($1,000) comprised of: $1,000 cash, $26,800 inventory, $2,500 prepaid expenses, $101,300 property, plant and equipment and $132,600 accounts payable and accrued liabilities. The note is secured by certain patent rights of Sierra and bears interest at a rate of 9.5% to December 31, 2000, and thereafter to be adjusted quarterly based on a published prime rate. There is no fixed term to maturity and repayments are contingent upon certain future events. A reserve against the full amount of the note receivable and accrued interest has been provided because there are significant uncertainties as to Sierra's ability to generate the cash flows from sales of current Sierra products necessary to make repayments under the promissory note. This results in a net gain of $1,000 on the disposition of Sierra.

The unaudited proforma consolidated statements of operations presented below reflect the Company's financial results assuming the disposition of Sierra had occurred at the beginning of each period. Accordingly, it excludes all revenues and costs of Sierra for the six months ended December 31, 2000 and December 31, 1999.

-------------------------------------------------------------------
                                              Six months ended
                                                December 31,
                                            2000           1999
-------------------------------------------------------------------

Revenue                                $         --    $        --
Cost of revenue                                  --             --
-------------------------------------------------------------------
                                                 --             --

Operating expenses:
Research and development                  2,185,800        331,600
Selling, general and administration       1,245,000        405,500
Depreciation and amortization                   400            300
-------------------------------------------------------------------
Loss from operations                      3,431,200        737,400

Interest income                             186,800            500

-------------------------------------------------------------------
Net loss                               $ (3,244,400)   $  (737,900)
-------------------------------------------------------------------

Basic and diluted net loss per share   $     (0.27)    $     (0.12)

Weighted average number of shares        11,945,884      6,078,546

-------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
Six months ended December 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------

5. Net loss per share

The basic and diluted net loss per share has been calculated using the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock equivalents for the six and three months ended December 31, 2000 of 1,797,902 common stock warrants and 1,280,000 options and for six and three months ended December 31, 1999 of 1,161,950 common stock warrants and zero options as their inclusion would be anti-dilutive.

6. Subsequent events

Effective January 2, 2001, the Company and Cytomatrix, LLC formed a joint venture organized as a Delaware corporation and named Cell Science Therapeutics, Inc ("CST"). The Company and Cytomatrix each own 50% of the equity of CST which operates out of Cytomatrix' premises located in Woburn, Massachusetts.

The purpose of CST is to develop and commercialize biopharmaceutical products based on proprietary technologies in cell culture, tissue engineering and immunotherapy. Cytomatrix contributed to CST all its intellectual property and other assets relating to tissue engineering and design of regenerative T-cells. The Company contributed all its intellectual property and other assets relating to its verotoxin-based vaccine program incorporating its Activate (TM) technology for presenting antigens to dendritic cells and its verotoxin-based Veropulse (TM) tumor cell purging technology. These assets contributed were carried on the Company's balance sheet at a net book value of nearly zero since all related costs have been expensed as research and development. CST also includes the development facilities and personnel infrastructure of Cytomatrix.

Funding for CST will be provided as follows: Upon effectiveness of CST the Company contributed $3,000,000 in cash and Cytomatrix contributed approximately $500,000 in cash; also Cytomatrix will contribute an aggregate of approximately $2,500,000 in approved grant funding which is to be paid to it over the next 30 months; finally, the Company will make loans to CST to provide any additional monies needed to fund its annual operating plans. The Company will account for its interest in CST under the equity method.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Overview

     We are a development stage biopharmaceutical company. Since our inception, we have focused our resources primarily on the development of cell-based therapeutics. To date, none of these proprietary programs have reached a commercial stage, and hence we do not have, nor do we anticipate to have in the next several years, revenues from our biopharmaceutical therapeutic products. Since inception we have incurred an accumulated deficit of $12,729,400 and have funded our operations through a series of private placements.

     A company website (www.selecttherapeutics.com) has been established to provide shareholders and interested parties with information on the Company and its activities. We have a portfolio of product opportunities in relation to cancer, infectious diseases and tissue engineering based on an intellectual property position which, we believe, is both broad and protectable. Our principal development programs involve ex-vivo technologies in which patients' tissues are manipulated outside the body, and as such they may be less costly and quicker to investigate and develop than in-vivo agents. As discussed below, we have applied for and received regulatory approval to use two of our technologies to treat patients in clinical trials expected to commence in the near future.

     During the second quarter of fiscal 2001, which ended December 31, 2000, we concentrated our efforts on initiating a relationship with Cytomatrix LLC of Woburn, Massachusetts, a development stage company with which we believe there are substantial strategic congruencies and technical synergies. Originally the relationship was conceived as an acquisition but for a number of reasons it has been restructured as a 50/50 joint operating venture under the name Cell Science Therapeutics Inc., a Delaware corporation (the "Joint Venture"). Although we will maintain our corporate existence and separately from the Joint Venture will carry some programs forward, our primary operations and development activities will be conducted within the Joint Venture which also will receive all of Cytomatrix' programs, intellectual property, technology and scientific team. This arrangement gives us the benefits of Cytomatrix' established and staffed facility for product development as well as technology synergy. We believe that through the Joint Venture we will be creating a significant entity in the emerging field of cell-based therapy for cancer and other diseases.

     The Joint Venture became effective January 2, 2001. In the Joint Venture the parties have integrated their respective operating programs - our stem cell purging technology and our technology for antigen delivery to dendritic cells, and Cytomatrix' stem cell expansion, 3-dimensional cell culture systems and T-cell programs - to deliver a set of related product development programs, some of which are already entering clinical development. Our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2001, summarizes the material provisions of the joint venture agreement, including without limitation, our option to purchase Cytomatrix and thus the balance of the equity in the Joint Venture, and contains the text of such agreement.

     For the past several years, we have purposely managed Select primarily as a "virtual" company. As such, we minimized the costs of infrastructure and leveraged the research we sponsored in several medical and academic centers. Certain of those programs had reached a stage where Management felt it was time to transfer the technology to a more traditional (and company dedicated) product development process. The launch of the Joint Venture has gone smoothly, and we are seeing the anticipated benefits. In particular, Cytomatrix brought an in-place management and operating group, and they are advancing their programs as well as those we contributed to the Joint Venture. Steve Peltzman, formerly CEO of Cytomatrix, has become our CEO and a director of Select. He also is Chairman of the Joint Venture. Michael McCall, a Cytomatrix director, has joined our Board of Directors. In addition, between Select and the Joint Venture we now employ 30 people, including 13 with doctoral level degrees, and operate out of an approximately 9,000 square feet of office and laboratory space in Woburn, Massachusetts.

     It has been said, the key currency in the biotechnology and pharmaceutical market is patents and strong intellectual property. A key activity for us has been, and continues to be, the acquisition, development and maintenance of specific niche intellectual property positions in support of defined product development opportunities. We continue to expend significant funds and efforts on licenses and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our positions in relation to products. We believe that this is a key value element for our development.

     We and the Joint Venture have on hand sufficient cash to cover our respective current levels of operating expenses for the next 12 months. However, as we will be entering clinical investigations and also, through the Joint Venture, have acquired an increased portfolio of opportunities, we are seeking additional equity funding in consultation with our investment bankers, Gerard Klauer Mattison. The Joint Venture will also continue to seek additional, non-dilutive funding from federal grants and other similar sources. To date, Cytomatrix has been granted more than $7.0 million dollars from such funding sources, and the Joint Venture now is the beneficiary thereof.

     The process of developing therapeutic products requires significant additional research as well as preclinical and clinical testing required for regulatory approvals. These activities are expected to result in continuing cash outflows and operating losses. We do not expect to generate any meaningful product revenues from our biopharmaceutical programs until a clinical candidate completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed, as to none of which can any success be assured. Risks extend beyond technical development and in particular involve intellectual property rights, the need for substantial additional capital, competitive and medical economic factors which are continually changing and issues of insurance reimbursement, all of which apply also to the biotechnology industry in general. There can be no assurance that additional funding will be available to us when needed or on commercially reasonable terms if at all, or that we or the Joint Venture will be able to develop any viable product.

Program Review - The Joint Venture

     Through the Joint Venture we are focused on two major areas of medical application: hematopoietic (blood) and immunology (dendritic cells and T-cells). The growth of cells ex vivo (outside the body) is a common and integral requirement for many of our programs, and it is mediated and to some extent enabled by cell growing technology based upon a patented biomatrix product called Cytomatrix(TM), the use of which has been exclusively licensed to Cytomatrix LLC, our Joint Venture partner, for cell culture applications. This material, which is produced in a proprietary process by the inventor and one independent supplier, constituted the basis for the founding of Cytomatrix LLC.

Hematopoietic (blood) applications:

1- Autologous Stem Cell Purging with VeroPulse(TM)progressed towards its first clinical tests in patients with multiple myeloma, a terminal bone marrow cancer with an annual incidence of approximately 15,000 new cases in North America alone. The Therapeutics Products Branch of Health Canada recently approved our IND application. Our technology represents a potential ex-vivo method to "kill" residual tumor cells present in the stem cells harvested from a patient prior to their reinfusion ("stem cell transplant") back into that patient. Transplantation is essential to assist the patient in reestablishing his immune system after the damage wrought by chemotherapy and/or radiation treatments. VeroPulse(TM), a formation of verotoxin, has been shown to be effective in in-vitro experiments in selectively killing certain tumor cells and, in particular, malignant cells associated with multiple myeloma, while sparing normal hematopoietic (blood cell forming) stem cells. Verotoxin's selective toxicity is being examined as a means to neutralize malignant cells from autologous (the patient's own) stem cell transplant preparations before reinfusion. Sufficient quantities of VeroPulse(TM) qualified for patient administration have been produced and final preparations have been undertaken at the clinical site located in Edmonton, Alberta, Canada.

2- Autologous Stem Cell Expansion with TransStem(TM)has several significant clinical applications since, with conventional approaches, it is often difficult or impossible to obtain an adequate dose of pluripotent hematopoietic stem cells for successful transplantation. Our cell growth system is based on our proprietary Cytomatrix(TM) and is expected to expand the number of stem cells several-fold during a seven to ten day culture period. The technology does not require cytokines and is done in a serum free environment--both of which we believe to be critical to regulatory approval and clinical utility. We further believe we are currently the only company capable of expanding stem cells in this manner. This is felt to be critical as the emphasis historically has been placed only on cell number, neglecting the fact that the quality of cells is equally important because of the patient's need for such cells to survive and be able to produce daughter cells for the patient's entire lifetime. Our cell transplantation system has been shown, in a preclinical animal model, to yield high quality stem cells that provide superior expansion and transplantation without the use of cytokines (hormone-like growth factors) or serum (which if contaminated poses post-transplant risks). Our IND for TransStem(TM)as an adjunct treatment for hematopoietic malignancies has been approved by the U.S. Food and Drug Administration ("FDA") and a Phase I/II trial is scheduled to begin in the second calendar quarter of 2001 at the Dana Farber Cancer Institute using adult stem cells in five patients undergoing bone marrow transplantation.

     Expansion of Umbilical Cord Blood Stem Cells with TransStem(TM). To successfully transplant stem cells for adult therapeutic applications, cord blood stem cell expansion is required. The major hurdle in utilizing cord blood units in this therapeutic application has been the quantity of stem cells available in a cord sample. The volume of cord blood is small and the number of stem cells available is not sufficient for an adult patient, and a several-fold increase in quality stem cells in the cord blood unit may allow cord blood units to become an alternative source of stem cells for the tens of thousands of stem cell transplants performed globally each year. We believe our technology, which is based on our proprietary Cytomatrix(TM), would sufficiently expand the number of stem cells and make cord blood-based stem transplants clinically effective. This indication will require a separate IND and clinical trials which are comparable in scale to those required for expansion of autologous stem cells.

Immunology:

     There is strong synergy between our Activate(TM) and T-cell technologies described below. Integration of these two development programs raises some very exciting possibilities for control of two critically important parts of the immune response. The markets that could be addressed by products using this technology include cancer, autoimmune, and infectious diseases.

     Therapeutic Vaccines for Cancer and Infectious Diseases based on Activate(TM) System for Antigen Presentation to Dendritic Cells: Dendritic cells are the sentinels of the immune system. Our platform technology has been shown, in vitro and in animal experiments, to present antigens specifically to dendritic cells and to cause them to stimulate the production of cytotoxic (killer) T-cells. This has potential for development of therapeutic vaccines for cancers and infectious diseases. Preclinical investigations continue via our collaborations at the Institut Curie and the Arizona Cancer Center. Subject to availability of funds, we are planning to have clinically qualified materials produced in 2001 with a view to starting clinical investigations on therapeutic vaccines for certain cancers late in calendar 2001.

     T cell Production and Design is an emerging therapeutic class within the area of cellular immune therapy. Our goal is to use the Cytomatrix(TM) as the basis for a system which establishes a platform technology that can be used to develop a series of T-cell-based cellular therapies with potential utility in a number of diseases. In a recent publication, Cytomatrix and its collaborators at Massachusetts General Hospital described an "artificial thymus" that allowed for the production of T-cells from stem cells. That is, this animal model demonstrated the ability to generate human T-cell populations from stem cells and ultimately create populations of those cells primed to specific infectious agents. We believe this technology is unique and represents a significant advance in the capability to manipulate an important component of the immune system. We have a strong proprietary base in the field and are in the process of defining product opportunities in relation to infectious disease and cancer targets. Preclinical research is continuing, and we expect to finalize product definition within the next six months and prepare a clinical program that could start late in 2001 or ealry 2002.

Research Products:

     Cytomatrix(TM) Bioreactors. The unique cell culture attributes of the Cytomatrix(TM) may provide a significant marketing opportunity in research products and production applications. A line of several models of benchtop Cytomatrix(TM) bioreactors is being readied for launch later this calendar year to the cell-biology research community; since these products will be for research use only, they do not require

     FDA pre-marketing clearance. We anticipate that this opportunity will build valuable bridges into the academic and the industrial communities, thereby also giving us a window into leading edge laboratories and technologies that pertain to our cell-based therapeutic programs. Discussions have begun towards collaborative development of large-scale uses of the Cytomatrix(TM) in systems which use mammalian cells for the production of biopharmaceuticals.

Program Review - Select Therapeutics:

     Tissue Repair. As part of our overall corporate strategy, we remain proactive in the pursuit of exceptional technology that adds depth and breadth to our cell-based therapeutic programs. As such, we have acquired certain technologies involving certain uses of basic, pluripotent stem cells which are derived from adults. These cells have been shown to have great potential in tissue repair and gene therapy and are not subject to the reservations on use which apply to embryo-derived stem cells. Within the next year we will discuss the details of this technology and its potential impact on us.

     Mucolytic. We have maintained a research program on a proprietary mucolytic (thinning agent for mucous secretions) with potential applications in the management of cystic fibrosis and other lung diseases. This program has made good progress with the collaborative efforts of Beth Israel Deaconess Medical Center in Boston, and several key claims in a United States patent application have been allowed. We are proceeding with this program and, when appropriate, will seek a commercial partner. Since this is not a cell-based product opportunity, we expect to partner this earler than we would partner our core proprietary clinical products.

Results of Operations

Three months and six months ended December 31, 2000 and 1999

     For the quarter ended December 31, 2000, we incurred a net loss of $1,581,100 compared with a net loss of $585,200 for the corresponding quarter ended December 31, 1999. For the six months ended December 31, 2000, the net loss was $3,421,400, compared to $1,117,600 in the corresponding 1999 period. The large increases reflect our improved operating position and our ability to incur expenses to move development programs forward as well as unusually high legal, accounting and investment banking fees in relation to the formation of the Joint Venture. We had an accumulated deficit of $12,729,400 at December 31, 2000. The significant losses and deficit are the result of our routine research and development efforts in our development stage, and we expect losses and deficits to continue and increase for the next several years as we pursue development and commercialization of our intellectual property resources. Personnel costs, including retained consultants and external contractors historically have been the largest ongoing cost of operations and in the future should be satisfied in large part through the operations of the Joint Venture.

     During the quarter ended December 31, 2000 we had interest income of $103,100. During the corresponding period in 1999, there was no interest income and we generated limited revenues from sales of products of Sierra Diagnostics, a 100% owned subsidiary which was sold on November 3, 2000. The sale was effective as of October 1, 2000. We had no other product or license revenues. The significant reduction in our depreciation and amortization expense in the current three and six month periods results from disposition of the Sierra fixed assets. A minor gain of $1,000 was recorded on the disposition of Sierra in the three months ended December 31, 2000.

     All our research and development activities are expensed as incurred. Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

Liquidity and Capital Resources

     At December 31, 2000, we had no substantial liabilities and a cash position of $5,329,200 principally as a result of the remaining net proceeds from a $9.5 million private placement closed in March 2000. Funds are kept in US Treasury Bills or equivalent securities. Management notes that significantly greater resources will be required in order to bring its current candidate therapeutic products into clinical investigations and to market.

     There were no significant capital expenditures during the six months ended December 31, 2000.

     We have financed our operations since inception primarily through private placements of common stock. Our cash on hand at December 31, 2000 should be sufficient to meet our needs for the next 12 months. Nonetheless, we are seeking to raise the additional equity financing required to fund the continued development of our technologies, including those of the Joint Venture. While we are optimistic that such funds will be obtained, especially in view of the February 13, 2001 listing of our common stock on the American Stock Exchange, which we believe over time will significantly improve our access to capital markets, there can be no assurance that our financing efforts will be successful.

     The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring products to market. We will require substantial additional funding in order to complete research and development activities and sublicense potential products. Our future capital requirements will depend on many factors, including scientific progress in research and development programs, the size and complexity of our programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within our control. There can be no assurance that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms or at all.

     In fiscal 1999 our limited financial resources forced us to curtail some planned operations. Insufficient funds in the future may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.

     In October 2000, the Company issued to three individuals for consulting services rendered options to purchase an aggregate of 15,000 shares of the Company's Common Stock exercisable until October 25, 2007 at a price of $4.25 per share and redeemable warrants to purchase an aggregate of 62,000 shares of the Company's Common Stock at a price of $2.00 per share exercisable until December 31, 2002.

Item 5. Other Information.

     The Company has obtained from two universities licenses to exploit certain patented and other technologies developed by Dr. Darwin Prockop involving the isolation and use of marrow stromal cells for the treatment of diseases of the central nervous system. These cells are adult stem-like cells for nonhematopoietic tissue and are found in bone marrow. They are also multipotential and therefore can differentiate into a variety of phenotypes and appear to be able to trigger laboratory animals to repair their own tissue, although their full potential to do so is not well understood. The Company also entered into related one-year research agreements for the study of the application of these cells for treatment of neurological diseases and brain and spinal cord injuries. The Company has the first option to negotiate a license for discoveries resulting from such sponsored research.

     In February 2001 the Company will issue (a) 0.1 share of its common stock and (b) a redeemable two-year warrant to purchase 0.2 shares of its common stock at a price of $2.00 per whole share, for each share of common stock purchased by investors in its October 1999, November 1999 and March 2000 private placements. Accordingly, the Company will issue an aggregate of 566,475 additional shares of common stock and reserve an aggregate of 1,132,950 shares of common stock for the exercise of these warrants. Although the Company was not obligated to do so, it decided to issue these securities effectively to reduce the investors' purchase price because their holding period became substantially longer than anticipated due to the occurrence of certain material corporate transactions which prevented, and continues to prevent, the Company from filing a registration statement under the Securities Act of 1933 meeting the requirements of such Act and the applicable rules and regulations promulgated thereunder for their resale of the common stock, and the common stock issuable upon the exercise of the warrants, they purchased in such placements. The effectiveness of such registration statement would allow the investors to resell such securities without the need to comply with the restrictions imposed by Rule 144.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          None.

          (b)  Reports on Form 8-K.

     On November 20, 2000, the Company reported its sale on November 3, 2000 of 100% of the outstanding stock of Sierra Diagnostics, Inc. No financial statements were filed therewith. On December 18, 2000, the Company filed an amendment enclosing the Company's Condensed Pro Forma Consolidated Financial Statements for the three months ended September 30, 2000 and the year ended June 30, 2000.

     On December 19, 2000, the Company reported a change on December 14, 2000 of its certifying accountants from KPMG, LLP to PriceWaterhouseCoopers LLC. On December 27, 2000, the Company filed an amendment enclosing the letter, dated December 15, 2000, from KPMG, LLP to the SEC notifying the SEC of its termination.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 14, 2001                      SELECT THERAPEUTICS INC.



                                                 By: /s/ Robert Bender
                                                     ------------------------
                                                 Name: Robert Bender
                                                 Title: Chairman of the Board