Form 10QSB
period 2001-03-31
SELECT THERAPEUTICS INC
filed 2001-05-15
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

                                 (781) 939-0995
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 12,572,784 as of May 10, 2001.

Transitional Small Business Issuer Disclosure Format: Yes __ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets

(Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                         March 31,             June 30,
                                                                          2001                   2000
-------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                              $  1,862,400              $  7,901,300
Accounts receivable, net                                                         --                    17,100
Receivable from Cell Science Therapeutics                                   142,100                        --
Inventory                                                                        --                    29,900
Prepaid expenses and other assets                                            48,200                    56,500
-------------------------------------------------------------------------------------------------------------
     Total current assets                                                 2,052,700                 8,004,800

Property, plant and equipment, net                                            1,000                   108,900
Investment in Cell Science Therapeutics                                   2,446,800                        --

-------------------------------------------------------------------------------------------------------------
     Total assets                                                      $  4,500,500              $  8,113,700
-------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued liabilities                            $  1,049,800              $    811,100
-------------------------------------------------------------------------------------------------------------
     Total current liabilities                                            1,049,800                   811,100
-------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $0.0001 par value;
    1,000,000 shares authorized; no shares
    issued and outstanding                                                       --                        --
  Common stock, $0.0001 par value;
    50,000,000 shares authorized; 12,562,784
    and 11,862,308 shares issued and outstanding
    at March 31, 2001 and June 30, 2000, respectively                         1,300                     1,200
  Additional paid in capital                                             17,470,100                16,609,400
  Deficit accumulated during the development stage                      (14,020,700)               (9,308,000)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           3,450,700                 7,302,600

-------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                        $  4,500,500              $  8,113,700
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations

(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                                                                Inception
                                                                                                               (December 6,
                                                      Three months ended            Nine months ended         1996) through
                                                           March 31,                    March 31,               March 31,
                                                    2001            2000           2001           2000             2001
--------------------------------------------------------------------------------------------------------------------------

Revenue                                        $         --    $    77,500    $         --    $   170,600    $    317,700
Cost of revenue                                          --         43,200              --         56,900              --
-------------------------------------------------------------------------------------------------------------------------
                                                         --         34,300              --        113,700         317,700


Operating expenses:
Research and development                            183,700        718,400       2,369,500      1,050,000       6,404,200
Selling, general and administration                 633,700      1,195,900       2,050,500      1,912,100       6,670,000
Write-down of intangible assets                          --             --              --             --         640,800
Depreciation and amortization                            --         74,900           6,600        224,700         477,000
-------------------------------------------------------------------------------------------------------------------------
      Loss from operations                         (817,400)    (1,954,900)     (4,426,600)    (3,073,100)    (13,874,300)

Interest income                                      79,300             --         266,100            500         405,800
Other income                                             --             --           1,000             --           1,000
Equity in loss of Cell Science Therapeutics        (553,200)            --       (553,200)            --        (553,200)

-------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (1,291,300)   $(1,954,900)   $ (4,712,700)   $(3,072,600)   $(14,020,700)
-------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share            $     (0.11)   $     (0.23)    $     (0.39)   $     (0.44)

Weighted average number of shares
used in computing basic and diluted
net loss per share                               12,202,960      8,559,318      12,003,216      6,956,082

------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
                                                                                                              Period from
                                                                                                               Inception
                                                                                                              (December 6,
                                                                                   Nine months ended         1996) through
                                                                                        March 31,              March 31,
                                                                                   2001           2000            2001
--------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities:
   Net loss for the period                                                      $(4,712,700)   $(3,072,600) $(14,020,700)
   Items not involving cash:
     Depreciation and amortization                                                    6,600        224,700       477,000
     Write-down of intangible assets                                                     --             --       640,800
     Issue of common shares for services and license fees                           493,200        183,600     1,516,900
     Issue of stock options for services                                             60,700             --       743,000
     Issue of warrants for services                                                 261,900             --       261,900
     Stock compensation expense                                                      45,000             --       644,000
     Gain on disposal of Sierra                                                      (1,000)            --        (1,000)
     Equity in loss of Cell Science Therapeutics                                    553,200             --       553,200
   Changes in working capital, net of effect of Sierra disposition:
     Accounts receivable                                                             17,100          7,400       100,000
     Inventory                                                                        3,100          9,300         7,600
     Prepaid expenses and other assets                                                5,800          3,000       (49,500)
     Accounts payable and accrued liabilities                                       371,300       (145,900)    1,109,000
     Receivable from Cell Science Therapeutics                                     (142,100)            --      (142,100)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used in operations                                                   (3,037,900)    (2,790,500)   (8,159,900)
--------------------------------------------------------------------------------------------------------------------------

Investing activities:
   Additions to property, plant and equipment                                            --        (37,800)      (76,600)
   Deposit of restricted cash                                                            --         72,000            --
   Cash balance related to Sierra disposition                                        (1,000)            --        (1,000)
   Investment in Cell Science Therapeutics                                       (3,000,000)            --    (3,000,000)
--------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                           (3,001,000)        34,200    (3,077,600)
--------------------------------------------------------------------------------------------------------------------------

Financing activities
   Proceeds from issuance of common shares                                               --     11,507,400    13,385,900
   Repayment of loans due to former shareholders
     of Sierra Diagnostics                                                               --             --      (286,000)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             --     11,507,400    13,099,900
--------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                                      (6,038,900)     8,751,100     1,862,400

Cash and cash equivalents, beginning of period                                    7,901,300        120,900            --

--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $ 1,862,400    $ 8,872,000  $  1,862,400
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated  Financial Statements
Nine months ended March 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------

1. Basis of presentation

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 2000 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed in the Company's Form 10KSB for the year ended June 30, 2000. The Company's results of operations for the first three quarters of fiscal 2001 are not necessarily indicative of future operating results.


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

3. Capital Stock

(a) During the nine months ended March 31, 2001, the Company issued 134,000 shares of common stock as consideration for consulting services and license fees.

(b) In September 2000, as part of a termination agreement, the Company granted an option to a former consultant to purchase 15,000 shares of common stock at an exercise price of $4.00 per share, which was equal to fair market value at the date of grant. The option vested immediately and expires on September 10, 2002. The fair value of the option as determined by the Black Scholes Model, amounting to $45,000, was expensed in the current period.

     In October 2000, the Company granted an option to a consultant to purchase 15,000 shares of common stock at an exercise price of $4.25 per share. The option vested immediately and expires on October 25, 2007. The fair value of the option as determined by the Black Scholes Model, amounting to $60,700, was expensed in the current period.

(c) In October 2000, the Company granted Class C warrants to purchase 62,000 shares of common stock at a price of $2.00 per share exercisable until December 31, 2002 as consideration for consulting services. The fair value of the warrants as determined by the Black Scholes Model, amounting to $211,300, was expensed in the current period.

(d) In February 2001, the Company granted Class D warrants to purchase 30,000 shares of common stock at a price of $3.00 per share exercisable until January 22, 2006 as consideration for consulting services. The fair value of the warrants as determined by the Black Scholes Model, amounting to $50,600, was expensed in the current period.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
Six months ended March 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------

(e) In February 2001, the Company issued 566,476 common shares and 1,132,950 warrants to purchase common shares to investors in its October 1999, November 1999 and January/March 2000 private offerings. Each investor received 0.1 share of common stock and one Class E warrant to purchase 0.2 shares of common stock at a price of $2.00 per share, exercisable until December 31, 2002, for each share of common stock purchased in these offerings. This issuance was recorded as an adjustment to the original purchase price.

4. Net loss per share

The basic and diluted net loss per share has been calculated using the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock equivalents relating to outstanding common stock warrants of 2,960,852 and 1,161,950 and options of 1,280,000 and 1,250,000 as of March 31, 2001 and 2000,
respectively, as their inclusion would be anti-dilutive.

5. Disposition

On November 3, 2000, the Company sold its wholly-owned subsidiary, Sierra Diagnostics, to a group of private investors and management of Sierra in exchange for a 6% royalty on future sales of Sierra's current products in excess of specified thresholds and a promissory note in the amount of $1.394 million, the amount of Select's intercompany advances receivable from Sierra at the time of the sale. The sale was effective as of October 1, 2000. The net book value of Sierra at this time was ($1,000) comprised of: $1,000 cash, $26,800 inventory, $2,500 prepaid expenses, $101,300 property, plant and equipment and $132,600 accounts payable and accrued liabilities. The note is secured by certain patent rights of Sierra and bears interest at a rate of 9.5% to December 31, 2000, and thereafter to be adjusted quarterly based on a published prime rate. There is no fixed term to maturity and repayments are contingent upon certain future events. A reserve against the full amount of the note receivable has been provided because there are significant uncertainties as to Sierra's ability to generate the cash flows from sales of current Sierra products necessary to make repayments under the promissory note. This resulted in a net gain of $1,000 on the disposition of Sierra. Interest income on the promissory note of $33,100 was recognized in the three months ended March 31, 2001 and the related payment was received May 2001.

6. Formation of joint venture

On January 2, 2001, the Company and Cytomatrix, LLC formed a joint venture organized as a Delaware corporation and named Cell Science Therapeutics, Inc. ("CST"). The Company and Cytomatrix each own 50% of the equity of CST which operates out of Cytomatrix' premises located in Woburn, Massachusetts.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
Six months ended March 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------

CST is developing biopharmaceutical products based on proprietary technologies in cell culture, tissue engineering and immunotherapy. Cytomatrix contributed to CST all its intellectual property and other assets relating to tissue engineering and design of regenerative T-cells. The Company contributed all its intellectual property and other assets relating to its verotoxin-based vaccine program incorporating its Activate (TM) technology for presenting antigens to dendritic cells and its verotoxin-based Veropulse (TM) tumor cell purging technology. These assets contributed were carried on the Company's balance sheet at a net book value of nearly zero since all related costs have been expensed as research and development. CST also includes the development facilities and personnel infrastructure of Cytomatrix.

Funding for CST was provided as follows: the Company contributed $3,000,000 in cash and Cytomatrix contributed $220,000 in cash; also Cytomatrix contributed an aggregate of approximately $1,810,000 in approved grant funding which is to be paid to it over the next 30 months, as well as any funding from grants which were in the approval process; finally, the Company will make loans to CST to provide any additional monies needed to fund its annual operating plans. The Company is accounting for its interest in CST under the equity method.

7. Pro forma Results of Operations

The unaudited pro forma consolidated statements of operations presented below reflect the Company's financial results assuming the disposition of Sierra and the formation of CST had occurred at the beginning of each period. Accordingly, it excludes all revenues and costs of Sierra and includes the effect of transferring certain of Select's operations to CST and recognizing Select's equity interest in the results of CST for the nine months ended March 31, 2001 and March 31, 2000.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Pro forma Consolidated Statements of Operations
(unaudited)

-------------------------------------------------------------------------------
                                                       Nine months ended
                                                            March 31,
                                                      2001             2000
-------------------------------------------------------------------------------
Revenue                                          $         --      $        --

Operating expenses:
Research and development                            1,184,500          472,600
Selling, general and administration                 1,567,700          973,600
Depreciation and amortization                             400               --
-------------------------------------------------------------------------------
      Loss from operations                         (2,752,600)      (1,446,200)

Interest income                                       266,100              500
Equity in loss of Cell Science Therapeutics        (1,727,100)        (671,200)
-------------------------------------------------------------------------------
Net loss                                         $ (4,213,600)     $(2,116,900)
-------------------------------------------------------------------------------

Basic and diluted net loss per share             $      (0.35)     $     (0.30)

Weighted average number of shares
used in computing basic and diluted
net loss per share                                 12,003,216        6,956,082
-------------------------------------------------------------------------------

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
Six months ended March 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------

8. Cell Science Therapeutics Statement of Operations

The summarized results of CST, the Company's 50% owned equity investee, for the period from inception (January 2, 2001) to March 31, 2001 are presented below.

The Company is deemed to have an interest in the carryover value only of the assets which Cytomatrix contributed to CST; therefore, these results exclude amortization of goodwill and intangibles created upon the deemed acquisition of Cytomatrix by CST. Furthermore, Cytomatrix incurred stock compensation charges on behalf of CST of $279,200 during the quarter ended March 31, 2001 in relation to employees of CST. These charges have been recognized by CST through the appropriate operating expense categories and as additional paid in capital from Cytomatrix. The Company's benefit from Cytomatrix's contribution to CST relating to these costs ($139,600) was recorded as an increase in its investment in CST with a corresponding reduction of its 50% share in CST's $1,385,500 net loss for the period.


Cell Science Therapeutics, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Statement of Operations
(unaudited)
------------------------------------------------------------------------
                                                            Period from
                                                             Inception
                                                            (January 2,
                                                           2001) through
                                                             March 31,
                                                                2001
------------------------------------------------------------------------

Revenue                                                      $ 450,100

Operating expenses:
Research and development                                     1,206,600
Selling, general and administration                            584,900
Depreciation and amortization                                   27,500
------------------------------------------------------------------------
      Loss from operations                                  (1,368,900)

Interest income                                                 10,300
Interest expense                                               (26,900)

------------------------------------------------------------------------
Net loss                                                  $ (1,385,500)
------------------------------------------------------------------------

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

Overview

     We are a development stage biopharmaceutical company incorporated in Delaware in January 1997, under the name VT Development, Inc. In July 1997, we changed our name to Select Therapeutics Inc. Our principal place of business is located at 50 Cummings Park, Woburn, Massachusetts 01801, and our telephone number is (781) 939-0995. As of February 13th, 2001, our common stock is listed on The American Stock Exchange under the symbol "XZL".

     Since  our  inception,  we have  focused  our  resources  primarily  on the development of cell-based therapeutics. To date, none of these proprietary programs has reached a commercial stage and hence, we do not have, nor do we anticipate in the next several years to have, revenues from our biopharmaceutical therapeutic products. We have incurred an accumulated deficit of $14,020,700 as of March 31, 2001. We have funded our operations through a series of private placements during this period.

The Company

     We have a series of therapeutic projects either in "discovery research", "product development" or "clinical development"; we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project on an increasingly more detailed basis as we approach the commercialization phase. Our programs primarily are aimed at satisfying defined market needs in the areas of cancer, infectious diseases and tissue engineering, and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body, and, as such may be less costly to investigate and quicker to develop than in vivo agents. As discussed below, we have applied for and received regulatory approval from the U.S. FDA to use our technologies to initiate human trials that are expected to commence in the near future.

     For the past several years, we have purposely managed Select primarily as a "virtual" company. As such, we minimized the costs of infrastructure and leveraged the research we sponsored in several medical and academic centers. By the end of fiscal 2000 (June 30, 2000) certain of those programs had reached a stage where Management felt it was time to adopt a more traditional product development process.

     Effective January 2, 2001, our "virtual" business operations ceased when, for reasons of product development as well as technology synergy, we and Cytomatrix, LLC ("Cytomatrix"), a California limited liability company in the development stage, formed a joint venture named Cell Science Therapeutics, Inc. ("CST" or the "Joint Venture"), a Delaware corporation of which we and Cytomatrix each own 50% of the outstanding common stock. Hence, in this report, unless the context indicates otherwise, all references to Select Therapeutics Inc.'s business and affairs include the business and affairs of Cell Science Therapeutics, Inc. Although Select maintains its independent
corporate   existence  and  advances  certain  programs  separately  from  those conducted by the Joint Venture, our primary operations and development activities reside in the Joint Venture. All of Cytomatrix programs and technology have been transferred to the Joint Venture as has their scientific staff and intellectual property. We believe that through the Joint Venture we will create a significant entity in the emerging field of cell-based therapy for cancer and other diseases. To the Joint Venture we contributed our Verotoxin-based technologies for: (1) receptor-specific (CD77) cytotoxic therapeutics and; (2) technology for antigen delivery to dendritic cells. Cytomatrix contributed its proprietary TransStem(TM) cell culturing systems, including the Cytomatrix(TM) based cell culture bioreactor products, and its related adult stem cell, and regenerative immunotherapy program (T-cell expansion program), constituting all its business. This has resulted in the Joint Venture having a set of related product development programs, some of which are entering clinical development. Cytomatrix has also contributed to the Joint Venture all of its technology, scientific and administrative teams and premises, giving us the benefits of Cytomatrix' established and staffed facility in Woburn, Massachusetts. Including the Joint Venture, we now employ 25 people, 11 with doctoral level degrees, working out of approximately 10,000 square feet of office and laboratory space. In addition, Steve Peltzman, formerly CEO of Cytomatrix, became our CEO and Chairman of the Joint Venture. Our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2001 contains the provisions of the joint venture agreement, including without limitation, our option to purchase Cytomatrix and thus the balance of the equity in the Joint Venture, and the text of such agreement.

     During the third quarter of fiscal 2001, which ended March 31, 2001, we concentrated our efforts on managing this consolidation effort, setting up the operations towards increasing efficiencies and streamlining structure. We have the benefit of a strong portfolio of opportunities each of which must compete for resources and priority status.

     It has been said, the key currency in the biotechnology and pharmaceutical market is patents and strong intellectual property. A central activity for us has been, and continues to be, the acquisition, development and maintenance of intellectual property positions directly in support of defined product development opportunities. We continue to expend significant funds and efforts on licenses and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our positions in relation to products. We believe that this is a key value element for our development.

     We and the Joint Venture have on hand sufficient cash to cover our respective current levels of operating expenses for the next three quarters. Hence, we are seeking additional equity funding for both Select and CST. The joint venture will also continue to seek additional, non-dilutive funding from federal grants and other similar sources. To date, Cytomatrix has been granted more than $9.0 million dollars from such funding sources. We have been aggressively working with bankers, analysts, institutions and venture capital funds during the past couple of months and expect to continue to do so for the foreseeable future. Not surprisingly, as a small, newcomer to the AMEX and as part of the several hundred companies that constitute the public biotech industry, we are not particularly well known. It is our job as managers of this company to improve the awareness and understanding of Select. This is not a short-term job, nor is it one to be solely delegated to an Investor and/or Public Relations firm. We have to communicate our goals, the progress of our programs, the risks and the resources required; in other words, we have to tell the Select story and sell some equity to raise the necessary capital to complete the game-plan. We believe, despite the external market conditions, we will be able to successfully accomplish this goal and move forward with building the value of the Company.

     The process of developing therapeutic products requires significant discovery research, product development as well as pre-clinical and clinical testing of those products in order to gain regulatory approval. These activities are expected to result in continuing cash outflows and operating losses. We do not expect to generate any meaningful product revenues from our biopharmaceutical programs until a clinical candidate completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed. Risks extend beyond technical and clinical development and, in particular, involve intellectual property rights, the need for substantial additional capital, competitive and medical economic factors which are continually changing and issues of insurance reimbursement, all of which apply also to the biotechnology industry in general. There can be no assurance that additional funding will be available to us when needed or on commercially reasonable terms if at all, or that we or the Joint Venture will be able to develop any viable product.

Program Review - The Joint Venture

     Select Therapeutics Inc. plans to build three businesses based on its patented technologies in growing and engineering cells. Two of these business units relate to existing markets. The first business aims at providing cell biologists, academic researchers and production engineers a product line of novel bioreactors based upon a patented 3-dimensional matrix capable of growing cells to extraordinary densities and providing additional performance and cost benefits. In the second business, Select intends to set a new standard for bone marrow transplantations by providing systems that enable a several-fold increase in the number of quality stem cells transplanted without using harmful cytokines. Furthermore, this expansion capability is expected to permit the establishment of large central banks of cord blood stem cells that have been identified as an alternative, and potentially preferable, source of stem cell transplants--if the number of quality stems cells can be expanded to satisfy the need of an adult patient. Select's technology has been designed to do just that and clinical trials are underway aimed at the stem cell (a.k.a "bone marrow") transplantation market, a market that is growing rapidly and has reached approximately 60,000 procedures per year.

     The Company's third business unit is "Regenerative Immunotherapy" and tissue engineering. Regenerative Immunotherapy is a process by which a patient's T-cells are re-generated and expanded from stem cells to generate a de novo repertoire of T-cells. The human body is bombarded daily with infectious agents and carcinogens and other potentially DNA damaging, cancer-causing entities. Viral infection or cancer may occur when these assaults overwhelm the ability of the body's immune system (T-cells) to eliminate diseased cells, often because certain of the patient's existing immune cells (T cells) are compromised, deficient or ineffectual. The Company's T cell Regenerative Immunotherapy system is intended to make a fresh set of the patient's own T cells which are then infused into the patient to help cure or contain the disease. The goal of T-cell therapy is to restore and amplify the number of the relevant immune cells in the body in order to enhance the body's natural ability to recognize and fight disease. In addition, Select's Verotoxin(TM) protein technology has been shown in both in vitro (in the lab) and in vivo (animal models) experiments to be a potentially unique vector (delivery system) for the presentation of antigens to specific components of the immune system (dendritic cells). The vital role played by these dendritic cells has been recently recognized by immunologists. Dendritic cells are able to stimulate the activation of T-cells to direct them to mount an effective immune response against pathogens or malignant cells. SELECT is producing product for pre-clinical testing and for use in human therapeutic-vaccine trials for cancer and/or infectious disease in 2002.

                                  PRODUCT FOCUS

Near Term: Hematopoietic (blood) Stem Cell Transplants

     For a number of cancers, the use of high dose chemotherapy and ablative irradiation, followed by the infusion of stem cells, has been historically referred to as Bone Marrow Transplantation (BMT). Following this near-lethal treatment, hematopoietic (blood) cells must be transplanted to rescue the patient and restore his/her ability to make white cells and platelets. When stem cells accomplish this, it is called engraftment. The probability of a successful engraftment is typically proportional to the number of quality stem cells infused. SELECT's technology is being tested in humans to establish the benefits of a several fold increase in the number of available stem cells. This work is being conducted in Boston's Dana Farber Cancer Institute under an open IND (the FDA document that sanctions clinical trials of this sort). The current market for BMT is approximately 60,000 procedures per year. The Company is developing two products for this market:

1. TranStem(TM), for expanding autologous (the patient's own) stem cells for improved transplants,

2. TransCord(TM), for expanding allogeneic stem cells from umbilical cord blood for pediatric and adult transplants.

The TranStem(TM) system is to begin Phase I/II trials by mid-2001. The TransCord(TM) product is scheduled for Phase I/II trials beginning in 2002.

Mid Term: Regenerative Immunotherapy

     Select's technology has been shown in both in vitro and in vivo experiments to deliver antigens specifically to dendritic cells and cause them to stimulate the antigen-specific activation of T-cells. Select is producing GLP-quality product to conduct further proof of principle experiments and expects to authorize production of cGMP quality product for use in human therapeutic-vaccine trials for cancer and/or infectious disease in 2002. The Company is also continuing to develop the de novo T cell production technology. The mid-term product opportunities are as follows:

1.   RegenImmune(TM), de novo regeneration of a broad repertoire of T-cells

2. Activate(TM), stimulation of the body's immune system to treat certain cancers or infectious diseases by using a novel antigen delivery system to activate dendritic cells

These programs are scheduled to initiate clinical testing in 2002.

Discovery Research: Tissue Engineering

1.   Patented adult-derived stem cells for tissue repair and gene therapy.

2. Tissue Plasticity and Engineering Technology programs for producing rare, unusual and/or difficult to generate cells for clinical applications.

3.   Cell  Production for Diabetes (Islet cells),  liver failure  (hepatocytes);
     and  neuro-degenerative   diseases  such  as  Parkinson's  and  Alzheimer's
     Diseases (neural cells).

                                PRODUCT STRATEGY

     Select's initial product focus is on diseases in which hematopoietic stem cells (HSCs) and their progenitors play an important role. As such, we are proceeding with three clinical programs that currently have an open IND's whose focus is on decreasing the morbidity, improving the clinical utility and, ultimately, increasing accessibility of stem cell transplants throughout the world. Last year, approximately sixty thousand stem cell transplants were performed. We believe that this number could ultimately double when a safe, cost effective therapeutic system becomes commercially available that satisfies several important medical needs: 1.) expansion of pluripotent stem cells typically infused into a patient beyond the minimum number of these cells necessary for engraftment; and 2.) establishing the safety and clinical utility of cord (umbilical) blood as an alternative, and ultimately, preferable source of stem cells for allogeneic (donor based) transplants. Currently, the stem cell-rich cord blood has sufficient number of cells to safely transplant patients up to about 50 pounds. SELECT's stem cell expansion technology will enter clinical trials to demonstrate its use for adult patients in late 2001 or, at the latest, early 2002.

     We believe our products will become well accepted by this market as the clinical trials demonstrate important clinical benefits derived from our patented technology. For example, compared with the current gold-standard process, the Company's stem cell transplantation system has been shown, in a pre-clinical model, to expand a population of stem cells that provide superior engraftment under conditions in which no cytokines or serum are added to the expansion process. The annual market potential for the types of products we intend to introduce into stem cell transplantation is estimated at approximately a quarter of a billion dollars and could double over the next 5 years. We view these three clinical stem cell transplant programs as part of our near-term, first wave of products. The first of these is expected to be in clinical trials in the summer of 2001 and a second trial for cord blood scheduled for approximately 6 to 9 months later.

     Select's mid-term focus is aimed at immunotherapy, a strategy that 1) recognizes the body's disease-fighting capabilities inherent in the immune system and 2) develops products that restore, repair, or boost this capability. One component of our development program entails the production of new T lymphocytes that can be used to replenish the immune system in bulk or to recognize specific disease-related antigens. That is, this technology is expected to enable the generation of key effector T-cells of the immune system in a timely and cost-effective manner. T lymphocytes are the effector cells that recognize and eliminate disease from the body. Our technology uses a patient's stem cells as a source to generate a new potent repertoire of T-cells which data suggest will be capable of fighting disease and restoring the patient's immunologic competency. We have developed a novel model of in vitro T lymphopoiesis that recapitulates the differentiation of functional T-cells from lineage negative bone marrow progenitor cells. To the Company's knowledge, we (and our collaborators at the Massachusetts General Hospital) are the first to have achieved this scientific breakthrough.

     Select's Activate(TM) product is a non-viral vector engineered from a cyto-toxic bacterial protein from which the toxin component has been removed. The remaining molecule is a proprietary delivery system that enhances the presentation of antigens to specific components of the immune system (dendritic cells). By doing so, the sentinel dendritic system activates T-cells to mount an effective immune response against pathogens or malignant cells. The immunogens, vector system and any adjuvants utilized to boost immunogenicity are collectively referred alternatively to as therapeutic vaccines or adoptive immunotherapy. Our technology has been shown in both in vitro and in vivo experiments to present antigens specifically to dendritic cells and cause them to stimulate the activation of T-cells. Importantly, the technology by-pass the normal antigen processing pathways inside the cell that normally degrade and change the original antigen. This may allow for better retention of the immunogenicity of stimulatory proteins. Further, the antigen is presented on the surface of the dendritic cells directly in the context of MHC Class I molecules, an end-result that has been difficult to accomplish with other technologies. The Company is producing GLP-quality material to conduct further proof of principle experiments and expects to authorize production of cGMP quality material for use in human therapeutic-vaccine trials for cancer and/or infectious disease in 2002.

     These  technologies  are expected to enter early clinical  trials next year
(2002) to demonstrate safety and initial efficacy as individual projects. It is possible the ultimate clinical benefit to be derived from this technical platform will incorporate both technologies (T-cell regeneration and dendritic cell activation) as part of a combined therapeutic regimen. This could potentially overcome one of the major hurdles associated with conventional ex vivo cell therapy: its inability to produce and stimulate sufficient numbers of antigen-specific cells. The goal of the Company's immunotherapy products is the generation of high quantities of the relevant immune cells in the body to enhance the body's natural ability to recognize and fight disease.

     In the long-term, we will focus on the development of advanced cell therapies that utilize the plasticity capabilities of certain stem cells to generate difficult-to-make or rare functional cells. Our strategy in addressing opportunities in this area is to build a base intellectual property portfolio that positions us with key process and composition of matter capabilities. We have already licensed from external sources and filed in-house a series of patent applications we believe will be central to practicing this area of tissue engineering. We will also focus on leveraging our existing technologies into new areas, such as the production on pancreatic islet cells, liver cells and neural cells for applications in other areas of cell therapy.

Additional Program Review - Select Therapeutics:

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

     The Company recently announced that it had obtained several licenses to technology developed by Dr. Darwin Prockop who has joined the Company's Scientific Advisory Board. Dr. Prockop is director of the recently opened Tulane Center for Gene Research, which is dedicated to using adult stem cells for treating certain diseases. At its opening, the results of a medical breakthrough study were announced marking the first successful use of adult stem cells to treat osteogenesis imperfecta or brittle bone disease, a genetic disease that causes bone fragility leading to fractures during normal activity. The disease affects approximately 20,000 American children. Results of the study appeared in the March 1, 2001 issue of "Blood", the peer-reviewed journal of the American Society of Hematology. The stem cell technique, based on the research of Dr. Prockop and his associates, was successfully used by Dr. Ed Horwitz to treat five young patients suffering from brittle bone disease at St. Jude Children's Research Hospital in Memphis.

     Mucolytic. We have maintained a research program on a proprietary mucolytic (thinning agent for mucous secretions) compound with potential applications in the management of cystic fibrosis and other lung diseases. This program has made good progress with the collaborative efforts of Beth Israel Deaconess Medical Center in Boston, and several key claims in a United States patent application have been allowed. We are proceeding with this program and, when appropriate, will seek a commercial partner or use an alternative strategy. Since this is not a cell-based product opportunity, we expect to partner this earlier than we would partner our core proprietary clinical products.

Results of Operations

Three months and nine months ended March 31, 2001 and 2000.

     For the quarter ended March 31, 2001, we incurred a net loss of $1,291,300 compared with a net loss of $1,954,900 for the corresponding quarter ended March 31, 2000. For the nine months ended March 31, 2001, the net loss was $4,712,700, compared to $3,072,600 in the corresponding 2000 period. The net loss for each of the three months and nine month period ended March 31, 2000 included a noncash Stock Compensation charge of $1,281,300. Excluding this noncash charge, the large increases reflect our improved operating position and our ability to incur expenses to move development programs forward as well as unusually high legal, accounting and investment banking fees in relation to the formation of the Joint Venture. We had an accumulated deficit of $14,020,700 at March 31, 2001. The significant losses and deficit are the result of our research and development efforts in our development stage, and we expect losses and deficits to continue and increase for the next several years as we pursue development and commercialization of our intellectual property resources. Personnel costs, including retained consultants and external contractors, historically have been the largest ongoing cost of operations and in the future should be satisfied in large part through the operations of the Joint Venture.

     During the quarter ended March 31, 2001 we had interest income of $79,300. During the corresponding period in 2000, there was no interest income. For the nine months ended March 31, 2001, the interest income was $266,100, compared to $500 in the corresponding 2000 period. For the nine months ended March 31, 2001, we generated no revenues from sales of products of Sierra Diagnostics, a 100% owned subsidiary, which was sold on November 3, 2000. The sale was effective as of October 1, 2000. We had no other product or license revenues. The significant reduction in our depreciation and amortization expense in the current three and nine month periods results from disposition of the Sierra fixed assets. A minor gain of $1,000 was recorded on the disposition of Sierra in the three months ended December 31, 2000.

     All our research and development activities are expensed as incurred. Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had a cash position of $1,862,400 principally as a result of the remaining net proceeds from a $9.5 million private placement closed in March 2000, reduced by cash used in operations since and the investment of $3,000,000 in Cell Science Therapeutics in January 2001. Funds are kept in US Treasury Bills or equivalent securities. Management notes that significantly greater resources will be required in order to bring its current candidate therapeutic products into clinical investigations and to market.

     There were no significant capital expenditures during the nine months ended March 31, 2001. We have financed our operations since inception primarily through private placements of common stock. Our cash on hand at March 31, 2001 should be sufficient to meet our needs for the next three quarters. Nonetheless, we are seeking to raise the additional equity financing required to fund the continued development of our technologies, including those of the Joint Venture. While we are optimistic that such funds will be obtained, especially in view of the February 13, 2001 listing of our common stock on the American Stock Exchange which we believe over time will significantly improve our access to capital markets, there can be no assurance that our financing efforts will be successful.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.

     In January 2001, the Company issued to the University of Alberta in connection with a License Agreement, 5,000 shares of the Company's Common Stock, pursuant to the exemption from registration provided by Section 4(2).

     In February 2001, pursuant to the exemption from registration provided by
Section 4(2), the Company issued to Rubenstein Investor Relations, Inc. warrants to purchase an aggregate of 30,000 shares of the Company's Common Stock at a price of $3.00 per share until January 22, 2006.

     In February 2001, the Company issued to investors in its October 1999, November 1999 and March 2000 private placements 566,476 additional shares of its Common Stock and warrants to purchase 1,132,950 shares of its Common Stock at a price of $2.00 per share until December 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.


     On January 11, 2001, the Company reported that, effective January 2, 2001, the Company and Cytomatrix, LLC entered into a Joint Venture and Shareholder Agreement providing for the formation of a joint venture named Cell Science Therapeutics, Inc. On March 19, 2001, the Company filed an amendment enclosing Cytomatrix's financial statements as of and for the years ended December 31, 2000 and 1999 and for the period from inception (May 31, 1996) through December 31, 2000.

     On February 20, 2001, the Company reported that, effective February 16, 2001, the Company's Board of Directors declared a dividend of one right (the "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on February 28, 2001. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a purchase price of $100.00 in cash, subject to adjustment.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SELECT THERAPEUTICS INC.



Dated: May 15, 2001                              By: /s/ Steve M. Peltzman
                                                     ------------------------
                                                 Name: Steve M. Peltzman
                                                 Title: Chief Executive Officer


Dated: May 15, 2001                              By: /s/ Michelle C. Guertin
                                                     ------------------------
                                                 Name: Michelle C. Guertin
                                                 Title: Chief Accounting Officer