Form 10QSB/A
period 2000-03-31
SELECT THERAPEUTICS INC
filed 2001-07-26
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB

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

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (the "Report") is being filed to reflect a $1,281,250 noncash stock compensation charge in the three months ended March 31, 2000 that was already reflected in the Report in the nine months ended March 31, 2000. This amendment also corrects share issue costs during the nine months ended March 31, 2000 to $4,926,800 and the weighted average number of shares and loss per share to 8,559,318 and $(0.23), respectively. The information appearing in
Part I, Items 1 and 2 below  amends and restates  the  information  appearing in
Part I, Items 1 and 2 of the Report.


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

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Stated in U.S. dollars)
(Unaudited)

----------------------------------------------------------------------------------------------
                                               Nine months ended            Three months ended
                                                   March 31,                    March 31,
----------------------------------------------------------------------------------------------
                                             2000           1999           2000           1999
----------------------------------------------------------------------------------------------

Revenue                               $   170,590    $   110,750    $    77,465    $   110,750
Cost of revenue                                --         77,556             --         77,556
----------------------------------------------------------------------------------------------
                                          170,590         33,194         77,465         33,194

Interest income                               524         32,570              8          5,829

Research and development                1,050,050      1,103,923        718,426        802,131
Selling, general and administration     1,968,966        714,442      1,239,125        146,948
Depreciation                               29,874         11,437          9,958          8,825
Amortization                              194,812        108,230         64,937         64,938
----------------------------------------------------------------------------------------------
                                        3,243,702      1,938,032      2,032,446      1,022,842
----------------------------------------------------------------------------------------------
Loss for the period                   $(3,072,588)   $(1,872,268)   $(1,954,973)   $  (983,819)
----------------------------------------------------------------------------------------------

Loss per share                        $     (0.44)   $     (0.36)   $     (0.23)   $     (0.19)

Weighted average number of shares       6,956,082      5,228,791      8,559,318      5,228,791

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

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)
Nine months ended March 31, 2000 and 1999
(Unaudited)

-----------------------------------------------------------------------------------------
                                                                     2000            1999
-----------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
     Loss for the period                                     $ (3,072,588)   $ (1,872,268)
     Items not involving cash:
         Depreciation                                              29,874          11,437
         Amortization                                             194,812         108,230
         Issue of common shares for services                       90,000         933,730
         Stock compensation                                       599,000              --
         Issue of stock options for services                      682,250              --
     Changes in non-cash operating working capital:
         Accounts receivable                                        7,380         (15,500)
         Inventory                                                  9,325         (18,528)
         Prepaid expenses and other assets                          2,960          21,000
         Accounts payable                                         121,227        (754,659)
         Accrued liabilities                                     (267,060)        396,058
-----------------------------------------------------------------------------------------
                                                               (1,602,820)     (1,190,500)

Financing activities:
     Repayment of loans due to the former shareholders
       of Sierra Diagnostics Inc.                                      --        (285,999)
     Proceeds from issuance of common shares                   10,319,720              --
     Restricted cash                                               72,000         (72,000)
-----------------------------------------------------------------------------------------
                                                               10,391,720        (357,999)

Investing activities:
     Additions to property, plant and equipment                   (37,764)       (118,280)
-----------------------------------------------------------------------------------------
                                                                  (37,764)       (118,280)


Decrease in cash                                                8,751,136      (1,666,779)

Cash and cash equivalents, beginning of period                    120,881       2,070,705

-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $  8,872,017    $    403,926
-----------------------------------------------------------------------------------------

Supplementary disclosure:
     Non-cash financing and investing activities:
         Issue of common shares to purchase licenses         $         --    $    138,730
         Issue of common shares related to the acquisition
           of Sierra Diagnostics Inc.                                  --         780,997
         Issue of common shares for services                       90,000         795,000

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

(iii)In August 1999, the Board of Directors approved the reduction of the April 1998 private offering common share price from $3.00 per share to $2.00 per share and authorized the issuance of an additional 381,264 common shares to the subscribers of the April 1998 private offering.

(iv) In October 1999, the Company completed a private placement consisting of 151,000 units. Each unit consists of one common share and two warrants for gross cash proceeds of $188,750. No portion of proceeds was allocated to the warrants (note (vii)).

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
(Stated in U.S. dollars)
Nine months ended March 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------

(v) In November 1999, the Company issued a total of 58.75 units at a price of $23,400 per unit for total gross proceeds of $1,374,750 through a private offering. Each unit consists of 13,000 common shares of the Company and 13,000 warrants. No portion of proceeds was allocated to the warrants (note
     (vii)). In addition, the Company issued 7.4 units as consideration for services rendered in connection with the private offering of shares and accordingly an amount of $173,160 has been recorded as share issue costs;

(vi) During March 2000, the Company,  through a private  offering,  issued 47.50 units at a price of $200,000 per unit for total gross proceeds of $9,500,000. Each unit consists of 100,000 common shares of the Company. The Company issued a total of 573,952 warrants for services rendered in connection with the March 2000 private placement. These warrants representing shares issue costs have been fair valued at their issuance date and recorded as warrants in the amount of $3,805,302 with an offset to contributed surplus in the same amount; and

Share issue costs incurred in the nine months ended March 31, 2000 in the amount of $4,926,800 (1999 - $Nil) have been netted against contributed surplus.

(vii)As a result of the foregoing capital transactions, there are a total of 1,735,902 warrants outstanding. Each warrant entitles the holder to purchase one common share at exercise prices ranging from $1.85 to $3.00 and has expiration dates between September 30, 2002 and March 2003. These warrants are not redeemable by the holder for cash.

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

     The Company granted options at an exercise price less than the fair market value of the underlying shares on the date of the grant and has recorded compensation expense in the amount of $599,000 which has been calculated based on the difference between the exercise price of the option and the fair value of the shares at the date of grant. The Company issued stock options to consultants and has recorded $682,250 in the year ended June 30, 2000 as compensation expense for services rendered.

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

      Although the Company raised gross proceeds of $9.5 million from a private equity placement in March 2000, the continuation of the Company as a going concern is dependent on additional equity financing and on the development of economically viable products. The Company has incurred losses of $3,072,588 and $1,872,268 in the nine months ended March 31, 2000 and 1999, respectively, and negative cash flow is expected to continue for the Company for at least the next three years. There can be no assurance that funding will be available to the Company or that the Company will be able to develop an economically viable product.

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

Results of Operations

     For the quarter ended March 31, 2000, SELECT incurred a net loss of $1,954,973 compared with a loss of $983,819 for the corresponding three months ended March 31, 1999. For the nine months ended March 31, 2000 the Company incurred losses of $3,072,588 versus $1,872,268 for the corresponding period in 1999. The Company has been unprofitable from its formation and has an accumulated deficit of $7,658,190 through March 31, 2000. The net loss for each of the three and nine months ended March 31, 2000 included a non-cash stock compensation charge of $1,281,250. Excluding this non-cash charge, the net loss is a result of routine operations of the Company in its development stage. We expect losses to continue and increase for the next several years as the Company pursues development and commercialization of its intellectual property resources.

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

Costs and Expenses

     Operating expenses for the nine months ended March 31, 2000 were $3,243,702 compared to $1,938,032 in the same period of 1999. Expenditures required to advance the Company's development projects, notably initiation of manufacturing of GMP qualified materials, were deferred during the period but recommenced in April 2000.

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


Dated: July 11, 2001                         SELECT THERAPEUTICS INC.



                                             By: /s/ Steve M. Peltzman
                                                 -------------------------------
                                                 Name: Steve M. Peltzman
                                                 Title: Chief Executive Officer

                                             By: /s/ Michelle C. Guertin
                                                 -------------------------------
                                                 Name: Michelle C. Guertin
                                                 Title: Chief Accounting Officer