Form 10QSB/A
period 2000-09-30
SELECT THERAPEUTICS INC
filed 2001-07-26
CIK 1037158

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

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (the "Report") is being filed to reflect an additional $72,100 of selling, general and administrative expense relating to shares issued in connection with consulting services provided during the period and other miscellaneous accrued expenses. The information appearing in Part I, Items 1 and 2 and Part II, Item 2 below amends and restates the information appearing in
Part I, Items 1 and 2 and Part II, Item 2 of the Report.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Stated in U.S. dollars)
(Unaudited)

                                                                      September 30,     June 30,
                                                                           2000           2000
                                                                                       (Audited)
                                                                      -------------   ------------
Assets

Cash and cash equivalents                                             $  6,651,490    $  7,901,288
Accounts receivable                                                             --          17,042
Inventory                                                                   26,730          29,938
Prepaid expenses and other assets                                           11,516          56,516
Property, plant and equipment                                              102,584         108,940

                                                                      ------------    ------------
                                                                      $  6,792,320    $  8,113,724
                                                                      ============    ============

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                 $     61,505    $    314,173
     Accrued liabilities                                                   740,892         496,961
                                                                      ------------    ------------
                                                                           802,397         811,134

Shareholders' equity:
     Capital stock:
         Authorized:
              1,000,000 preferred shares, $0.001 par value
              50,000,000 common shares,
                $0.001 par value
         Issued:
              Nil preferred shares                                              --              --
              11,979,308 (June 30, 2000 - 11,862,308) common shares          1,199           1,186
              1,735,902 warrants                                         3,805,302       3,805,302
     Contributed surplus                                                12,005,439      11,522,852
     Stock options                                                       1,326,250       1,281,250
     Deficit accumulated during the development stage                  (11,148,267)     (9,308,000)
                                                                      ------------    ------------
                                                                         5,989,923       7,302,590

                                                                      ------------    ------------
                                                                      $  6,792,320    $  8,113,724
                                                                      ------------    ------------


See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Stated in U.S. dollars)

Three months ended September 30, 2000 and 1999
(Unaudited)

                                          2000              1999
                                      ------------      ------------
Revenue                               $         --      $     93,125
Cost of revenue                                 --            13,711
                                      ------------      ------------
                                                --            79,414

Interest income                             83,663               506

Research and development                 1,196,592           121,669
Selling, general and administration        720,982           415,820
Depreciation                                 6,356             9,958
Amortization                                    --            64,937
                                      ------------      ------------
                                         1,923,930           612,384

                                      ------------      ------------
Loss for the period                   $ (1,840,267)     $   (532,464)
                                      ============      ============

Loss per share                        $      (0.15)     $      (0.09)

Weighted average number of shares       11,891,687         5,819,354
                                      ============      ============

See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Changes in Shareholders' Equity
(Stated in U.S. dollars)




                                         Common shares                   Warrants
                                    Number        Amount          Number         Amount
                                  ---------    ------------     ---------      ----------
Balance, June 30,1999             5,634,094    $      563              --    $         --

Issue of common shares            6,228,214           623              --              --

Issue of warrants                        --            --       1,735,902       3,805,302

Loss for the year                        --            --              --              --

Issue of stock options                   --            --              --              --
                                 ----------    ----------      ----------    ------------

Balance, June 30, 2000           11,862,308         1,186       1,735,902       3,805,302

Loss for the period                      --            --              --              --

Issue of stock options                   --            --              --              --

Issue of common shares              129,000            13

Share issue costs                        --            --              --              --
                                 ----------    ----------      ----------    ------------
Balance, September 30, 2000      11,991,308    $    1,199       1,735,902    $  3,805,302
                                 ==========    ==========      ==========    ============




                                                     Deficit
                                                   Accumulated
                                                   during the
                                  Contributed      development         Stock
                                    surplus           stage            options          Total
                                  ------------     ------------     ------------    ------------

Balance, June 30,1999             $  5,145,191     $ (4,585,602)    $         --    $    560,152

Issue of common shares               6,377,661               --               --       6,378,284

Issue of warrants                           --               --               --       3,805,302

Loss for the year                           --       (4,722,398)              --      (4,722,398)

Issue of stock options                      --               --        1,281,250       1,281,250
                                  ------------     ------------     ------------    ------------

Balance, June 30, 2000              11,522,852       (9,308,000)       1,281,250       7,302,590

Loss for the period                         --       (1,840,267)              --      (1,840,267)

Issue of stock options                      --               --           45,000          45,000

Issue of common shares                 526,587               --               --         526,600

Share issue costs                      (44,000)              --               --         (44,000)
                                  ------------     ------------     ------------    ------------
Balance, September 30, 2000       $ 12,005,439     $(11,148,267)    $  1,326,250    $  5,989,923
                                  ============     ============     ============    ============

See accompanying note to consolidated financial statements.

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Stated in U.S. dollars)
Three months ended September 30, 2000 and 1999
(Unaudited)

                                                                           2000              1999
                                                                       -----------       -----------
Cash provided by (used in):

Operating activities:
     Loss for the period                                               $(1,840,267)      $  (532,464)
     Items not involving cash:
         Depreciation                                                        6,356             9,958
         Amortization                                                           --            64,937
         Issue of common shares for services and license fees              526,600            90,000
         Issue of stock options                                             45,000                --
     Changes in non-cash operating working capital:
         Accounts receivable                                                17,042             7,380
         Inventory                                                           3,208           (35,974)
         Prepaid expenses and other assets                                  45,000             3,360
         Accounts payable                                                 (252,668)          197,368
         Accrued liabilities                                               243,931            28,487
                                                                       -----------       -----------
                                                                        (1,205,798)         (166,948)

Financing activities:
     Proceeds from issuance of common shares                                    --           125,000
     Share issue cost                                                      (44,000)
                                                                       -----------       -----------
                                                                           (44,000)          125,000

Investing activities:
     Additions to property, plant and equipment                                 --           (33,953)
                                                                       ===========       ===========
                                                                                --           (33,953)


Decrease in cash                                                        (1,249,798)          (75,901)

Cash and cash equivalents, beginning of period                           7,901,288           120,881

                                                                       -----------       -----------
Cash and cash equivalents, end of period                               $ 6,651,490       $    44,980
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

3.   Capital Stock

(a) During the period ended September 30, 2000, the Company issued 129,000 shares of common stock as consideration for consulting services and license fees.

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

     We have been unprofitable from our formation and have an accumulated deficit of $11,148,267 through September 30, 2000. For the quarter ended September 30, 2000, we incurred a net loss of $1,840,267 compared with a loss of $532,464 for the quarter ended September 30, 1999. Operating expenses for the quarter ended September 30,2000 were $1,923,930 compared to $612,384 in the comparable period in 1999, reflecting the continual costs of progressing our development projects. The large increase in our expenses and loss resulted from our improved cash position, which allowed us to spend the money needed to move development programs forward. The net loss is a result of our routine operations in our development stage. We expect losses to continue and increase for the next several years as we pursue development and commercialization of our intellectual property resources.

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


                           PART II - OTHER INFORMATION


Item 2. Changes in Securities.

     In September 2000, the Company issued to a certain individual as payment for services rendered, 12,000 shares of the Company's Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)").

     In September 2000, as part of a termination agreement, the Company granted to a former consultant an option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $4.00 per share, which was equal to the fair market value at the date of the grant. The option vested immediately and is exercisable until September 10, 2002.

     In September 2000, the Company issued 30,000 shares of its Common Stock to Thomas Jefferson University and 65,000 shares of its Common Stock to Philadelphia Health and Education Corporation d/b/a MCP Hahnemann University, in each case as payment for license fees pursuant to certain license agreements. In September 2000, the Company also issued an aggregate of 22,000 shares of its Common Stock to two consultants for services rendered. All of these issuances were made in reliance on the exemption from registration provided by Section 4(2).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2001                SELECT THERAPEUTICS INC.

                                    By: /s/ Steve M. Peltzman
                                       --------------------------------
                                       Name: Steve M. Peltzman
                                       Title: Chief Executive Officer


                                    By: /s/ Michelle C. Guertin
                                        -------------------------------
                                        Name: Michelle C. Guertin
                                        Title: Chief Accounting Officer