Form 10QSB/A
period 2001-03-31
SELECT THERAPEUTICS INC
filed 2001-07-26
CIK 1037158

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

(Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                         March 31,             June 30,
                                                                          2001                   2000
-------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                              $  1,862,400              $  7,901,300
Accounts receivable, net                                                         --                    17,100
Receivable from Cell Science Therapeutics                                   142,100                        --
Inventory                                                                        --                    29,900
Prepaid expenses and other assets                                            48,200                    56,500
-------------------------------------------------------------------------------------------------------------
     Total current assets                                                 2,052,700                 8,004,800

Property, plant and equipment, net                                            1,000                   108,900
Investment in Cell Science Therapeutics                                   2,228,200                        --

-------------------------------------------------------------------------------------------------------------
     Total assets                                                      $  4,281,900              $  8,113,700
-------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued liabilities                            $  1,049,800              $    811,100
-------------------------------------------------------------------------------------------------------------
     Total current liabilities                                            1,049,800                   811,100
-------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $0.0001 par value;
    1,000,000 shares authorized; no shares
    issued and outstanding                                                       --                        --
  Common stock, $0.0001 par value;
    50,000,000 shares authorized; 12,562,784
    and 11,862,308 shares issued and outstanding
    at March 31, 2001 and June 30, 2000, respectively                         1,300                     1,200
  Additional paid in capital                                             17,470,100                16,609,400
  Deficit accumulated during the development stage                      (14,239,300)               (9,308,000)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           3,232,100                 7,302,600

-------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                        $  4,281,900              $  8,113,700
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations

(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                                                                Inception
                                                                                                               (December 6,
                                                      Three months ended            Nine months ended         1996) through
                                                           March 31,                    March 31,               March 31,
                                                    2001            2000           2001           2000             2001
--------------------------------------------------------------------------------------------------------------------------

Revenue                                        $         --    $    77,500    $         --    $   170,600    $    317,700
Cost of revenue                                          --                             --                           --
-------------------------------------------------------------------------------------------------------------------------
                                                         --         77,500              --        170,600         317,700


Operating expenses:
Research and development                            183,700        718,400       2,369,500      1,050,000       6,404,200
Selling, general and administration                 633,700      1,239,100       2,050,500      1,969,000       6,670,000
Write-down of intangible assets                          --             --              --             --         640,800
Depreciation and amortization                            --         74,900           6,600        224,700         477,000
-------------------------------------------------------------------------------------------------------------------------
      Loss from operations                         (817,400)    (1,954,900)     (4,426,600)    (3,073,100)    (13,874,300)

Interest income                                      79,300             --         266,100            500         405,800
Other income                                             --             --           1,000             --           1,000
Equity in loss of Cell Science Therapeutics        (771,800)            --    $   (771,800)            --        (771,800)

-------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (1,509,900)   $(1,954,900)   $ (4,931,300)   $(3,072,600)   $(14,239,300)
-------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share            $     (0.12)   $     (0.23)    $     (0.41)   $     (0.44)

Weighted average number of shares
used in computing basic and diluted
net loss per share                               12,202,960      8,559,318      12,003,216      6,956,082

------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
                                                                                                              Period from
                                                                                                               Inception
                                                                                                              (December 6,
                                                                                   Nine months ended         1996) through
                                                                                        March 31,              March 31,
                                                                                   2001           2000            2001
--------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities:
   Net loss for the period                                                      $(4,931,300)   $(3,072,600) $(14,239,300)
   Items not involving cash:
     Depreciation and amortization                                                    6,600        224,700       477,000
     Write-down of intangible assets                                                     --             --       640,800
     Issue of common shares for services and license fees                           493,200         90,000     1,516,900
     Issue of stock options for services                                             60,700        682,300       743,000
     Issue of warrants for services                                                 261,900             --       261,900
     Stock compensation expense                                                      45,000        599,000       644,000
     Gain on disposal of Sierra                                                      (1,000)            --        (1,000)
     Equity in loss of Cell Science Therapeutics                                    771,800             --       771,800
   Changes in working capital, net of effect of Sierra disposition:
     Accounts receivable                                                             17,100          7,400       100,000
     Inventory                                                                        3,100          9,300         7,600
     Prepaid expenses and other assets                                                5,800          3,000       (49,500)
     Accounts payable and accrued liabilities                                       371,300       (145,900)    1,109,000
     Receivable from Cell Science Therapeutics                                     (142,100)            --      (142,100)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used in operations                                                   (3,037,900)    (1,602,800)   (8,159,900)
--------------------------------------------------------------------------------------------------------------------------

Investing activities:
   Additions to property, plant and equipment                                            --        (37,800)      (76,600)
   Deposit of restricted cash                                                            --         72,000            --
   Cash balance related to Sierra disposition                                        (1,000)            --        (1,000)
   Investment in Cell Science Therapeutics                                       (3,000,000)            --    (3,000,000)
--------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                           (3,001,000)        34,200    (3,077,600)
--------------------------------------------------------------------------------------------------------------------------

Financing activities
   Proceeds from issuance of common shares                                               --     10,319,700    13,385,900
   Repayment of loans due to former shareholders
     of Sierra Diagnostics                                                               --             --      (286,000)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             --     10,319,700    13,099,900
--------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                                      (6,038,900)     8,751,100     1,862,400

Cash and cash equivalents, beginning of period                                    7,901,300        120,900            --

--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $ 1,862,400    $ 8,872,000  $  1,862,400
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

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (continued)
Six months ended March 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------

CST is developing biopharmaceutical products based on proprietary technologies in cell culture, tissue engineering and immunotherapy. Cytomatrix contributed to CST all its intellectual property and other assets relating to tissue engineering and design of regenerative T-cells. The Company contributed all its intellectual property and other assets relating to its verotoxin-based vaccine program incorporating its Activate (TM) technology for presenting antigens to dendritic cells and certain other technology. These assets contributed were carried on the Company's balance sheet at a net book value of zero since all related costs have been expensed as research and development. CST also includes the development facilities and personnel infrastructure of Cytomatrix.

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

The Company is accounting for its interest in CST under the equity method. The Company includes in its equity in loss of CST amortization of implied goodwill and other intangible assets created at the Company financial reporting level upon the formation of CST. This implied goodwill and other intangible asset value, amounting to $1,310,800, represents the difference in net book value of the net assets contributed by the Company and the Company's 50% interest in the $3,378,400 of underlying net assets of CST (on a predecessor basis). A portion of the implied goodwill and other intangible asset value is attributable to in-process research and development contributed to CST which does not have alternative future use; accordingly, the Company has expensed this portion amounting to $131,100 in the three months ended March 31, 2001 as part of its equity in loss of CST. The Company is amortizing the implied remaining goodwill and other intangible asset value based on the useful lives of the underlying assets ranging between 2 - 5 years.

7. Pro forma Results of Operations

The unaudited pro forma consolidated statements of operations presented below reflect the Company's financial results assuming the disposition of Sierra and the formation of CST had occurred at the beginning of each period. Accordingly, it excludes all revenues and costs of Sierra and includes the effect of transferring certain of Select's operations to CST and recognizing Select's equity interest in the results of CST for the nine months ended March 31, 2001 and March 31, 2000. The pro forma equity in loss of CST also includes $262,500 for the each of the nine month periods ended March 31, 2001 and 2000, reflecting the amortization of implied goodwill and other intangible assets created at the Company financial reporting level upon the formation of CST.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Pro forma Consolidated Statements of Operations
(unaudited)

-------------------------------------------------------------------------------
                                                       Nine months ended
                                                            March 31,
                                                      2001             2000
-------------------------------------------------------------------------------
Revenue                                          $         --      $        --

Operating expenses:
Research and development                            1,184,500          472,600
Selling, general and administration                 1,567,700          973,600
Depreciation and amortization                             400               --
-------------------------------------------------------------------------------
      Loss from operations                         (2,752,600)      (1,446,200)

Interest income                                       266,100              500
Equity in loss of Cell Science Therapeutics        (1,989,600)        (933,700)
-------------------------------------------------------------------------------
Net loss                                         $ (4,476,100)     $(2,379,400)
-------------------------------------------------------------------------------

Basic and diluted net loss per share             $      (0.37)     $     (0.34)

Weighted average number of shares
used in computing basic and diluted
net loss per share                                 12,003,216        6,956,082
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

The Company has an equity interest in CST equal to the carryover value only of the net assets contributed to CST; therefore, these results of CST exclude amortization of goodwill and intangible assets included in the formation of CST. Furthermore, Cytomatrix incurred stock compensation charges on behalf of CST of $279,200 during the quarter ended March 31, 2001 in relation to employees of CST. These charges have been recognized by CST through the appropriate operating expense categories and as additional paid in capital from Cytomatrix. The Company's benefit from Cytomatrix's contribution to CST relating to these costs ($139,600) was recorded as an increase in its investment in CST with a corresponding reduction of its 50% share in CST's $1,385,500 net loss for the period.


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

     Since  our  inception,  we have  focused  our  resources  primarily  on the development of cell-based therapeutics. To date, none of these proprietary programs has reached a commercial stage and hence, we do not have, nor do we anticipate in the next several years to have, revenues from our biopharmaceutical therapeutic products. We have incurred an accumulated deficit of $14,239,300 as of March 31, 2001. We have funded our operations through a series of private placements during this period.

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

     For the quarter ended March 31, 2001, we incurred a net loss of $1,509,900 compared with a net loss of $1,954,900 for the corresponding quarter ended March 31, 2000. For the nine months ended March 31, 2001, the net loss was $4,931,300, compared to $3,072,600 in the corresponding 2000 period. The net loss for each of the three months and nine month period ended March 31, 2000 included a noncash Stock Compensation charge of $1,281,300. Excluding this noncash charge, the large increases reflect our improved operating position and our ability to incur expenses to move development programs forward as well as unusually high legal, accounting and investment banking fees in relation to the formation of the Joint Venture. We had an accumulated deficit of $14,239,300 at March 31, 2001. The significant losses and deficit are the result of our research and development efforts in our development stage, and we expect losses and deficits to continue and increase for the next several years as we pursue development and commercialization of our intellectual property resources. Personnel costs, including retained consultants and external contractors, historically have been the largest ongoing cost of operations and in the future should be satisfied in large part through the operations of the Joint Venture.

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