Form 10KSB
period 2001-06-30
SELECT THERAPEUTICS INC
filed 2001-10-02
CIK 1037158

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                             COMMISSION FILE NUMBER

                            SELECT THERAPEUTICS INC.
              (Exact name of Small Business Issuer in its Charter)

                DELAWARE                                        98-0169105
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

 50 CUMMINGS PARK, WOBURN, MASSACHUSETTS                           01801
(Address of principal executive offices)                        (Zip Code)

                                  781-939-0995
                            Issuer's telephone number

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (Title Of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had no revenues in the fiscal year ended June 30, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant on September 7, 2001 was approximately $16,283,563. As of September 7, 2001, 12,521,002 shares of Common Stock, $.0001 par value per share, of the registrant were outstanding.

         Portions of the registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference in Part III of this report. With the exception of those portions that are specifically incorporated by reference in this report, such proxy statement shall not be deemed to be filed with this report or incorporated herein by reference.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

================================================================================

                                     PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

THE COMPANY

OVERVIEW

         We are a development stage biopharmaceutical company incorporated in Delaware in January 1997, under the name VT Development, Inc. In July 1997, we changed our name to Select Therapeutics Inc. Our principal place of business is located at 50 Cummings Park, Woburn, Massachusetts 01801, and our telephone number is (781) 939-0995.

         Effective January 2, 2001, our "virtual" business operations ceased when, for reasons of product development as well as technology synergy, we and Cytomatrix, LLC ("Cytomatrix"), a California limited liability company in the development stage, formed a joint venture named Cell Science Therapeutics, Inc. ("CST" or the "Joint Venture"), a Delaware corporation of which we and Cytomatrix each own 50% of the outstanding common stock. Hence, in this prospectus, unless the context indicates otherwise, all references to the business and affairs of Select include the business and affairs of the Joint Venture.

         We are pioneering the discovery and development of therapeutic systems based on proprietary tissue engineering, cell-growth and cell-targeting technologies. We are initially focused on two major areas of medical application: hematopoietic (blood) and immunology (dendritic cells and T-cells) cell therapy. Our goal is to introduce novel classes of biopharmaceuticals that effectively treat and/or cure certain cancers, immune system deficiencies and infectious diseases. The growth of cells ex vivo (outside the body) is a common and integral requirement for the majority of our programs, which rely upon a proprietary technology, a patented three-dimensional biomatrix product called Cytomatrix(TM), the use of which has been exclusively licensed to CST for all cell growth applications, excluding orthopedic, dental, and maxillofacial applications.

         We are currently engaged in three therapeutics programs each designed and selected because they leverage the unique characteristics of our proprietary ex vivo Cytomatrix(TM) cell biomatrix These programs consist of the following (collectively, the "Cytomatrix(TM) Programs"): (1) the expansion of adult Hematopoietic Stem Cells ("HSC") for use in autologous bone marrow transplants for cancer patients; (2) the expansion of hematopoietic stem cells derived from umbilical cord blood for use in allogeneic stem cell transplants initially for pediatric patients and ultimately, as an alternative source of stem cells for adult patients; and (3) regenerative immunotherapy, a T cell program whose goal is to reconstitute the immune system with newly generated, diverse, and potent T cell populations, thereby enhancing a patient's ability to recognize and fight an array of diseases. In addition, we have core therapeutics programs based on proprietary technologies involving verotoxin ("VT"), a bacterial protein: (a) a CD77 receptor-specific cytotoxic therapeutic exploring the ability of VT's toxic subunit to selectively destroy certain types of tumor cells and (b) a novel antigen delivery system for adoptive immunotherapy and therapeutic vaccines that utilizes the apparent binding ability of VT's non- toxic subunit to act as the targeting mechanism to enhance the immunogenicity of dendritic cells against certain cancers and infectious diseases. Our portfolio of core therapeutic candidates and technologies currently is in the preclinical stage, although in July 2001 we began an IND that is intended to enroll-an expected total of 20 patients undergoing bone marrow transplantation at the Dana Farber Cancer Institute (Boston, Massachusetts) in a Phase I/II dose escalation trial involving the use of our HSC expansion technology as an adjunct treatment for certain hematological malignancies.

BUSINESS STRATEGY

         We plan to exploit three markets based on our patented technologies in growing and engineering cells. Two of these opportunities relate to existing markets. The first market focuses on the tens of thousands of scientists, cell biologists and production engineers who seek a better alternative for their current cell culture applications. We plan to introduce a Cytomatrix(TM)-based product line of bioreactors. We have designed,and are market testing a line of several small, bench-top Cytomatrix(TM)-based glass and disposable plastic cell culture systems. We initially intend to market these products on a limited basis to the cell biology research community in the clinical research, academic and industrial research markets, beginning in the Fall of 2001 and expect to be in a position to launch globally in early calendar year 2002. Since these products will be for research use only, they do not require Current Good Manufacturing Practices (cGMP), or grade materials or Food and Drug Administration (FDA) pre-marketing clearance. We anticipate that this opportunity will build valuable strategic bridges into leading academic and biotechnology laboratories, thereby also giving us access to thought leaders and emerging technologies that may pertain to our cell-based therapeutic programs.

         The second market focuses on enhancing the overall clinical utility and reducing the morbidity of bone marrow transplantations in cancer patients by developing systems that will enable, without using detrimental cytokines (hormone-like growth factors), a several-fold increase in the number of quality stem cells transplanted. We plan to apply our expansion technology and the systems we develop for bone marrow transplants to umbilical cord stem cells to determine if our technology and systems can be used to enable the production of enough quality stem cells can be produced to satisfy the needs of an adult patient. If the systems developed with our technology can routinely support allogeneic bone marrow transplants for adult patients, we expect they will enable the more widespread use of blood stem cells derived from umbilical cord blood that have been identified as an alternative, and potentially preferable, source of stem cells for transplants.

         Our third target market is " "Immunotherapy". Regenerative Immunotherapy is a process by which the T-cells of a person's immune system are re-generated and expanded from stem cells to generate a de novo repertoire of T-cells. The human body is bombarded daily with infectious agents and carcinogens and other potentially DNA damaging, cancer-causing entities. Viral infection or cancer may occur when these assaults overwhelm the ability of the body's immune system to eliminate diseased cells, often because certain of the patient's existing immune cells (T cells) are compromised, deficient or ineffectual. The objective of our T-cell Regenerative Immunotherapy system is to enable growth or reconstitution of a fresh set of the patient's own T-cells which are then infused into the patient to help cure or contain the disease. The growth and reconstitution process is conducted in the Company's Cytomatrix(TM)-based "artificial thymus". The goal of T-cell therapy is to restore and amplify the number of the relevant immune cells in the body in order to enhance the body's natural ability to recognize and fight disease.

         In addition to T-cell reconstitution, we have a proprietary receptor-specific technology based on the non-toxic subunit of verotoxin (VT), a bacterial protein, that has been shown in both in vitro (in the lab) and in vivo (animal models) experiments to be a potentially unique delivery system for the presentation of antigens to specific components of the immune system known as dendritic cells. The vital role played by dendritic cells has been recently recognized by immunologists. Dendritic cells are able to stimulate the activation of T cells to direct them to mount an immune response against pathogens or malignant cells. An effective immune system depends on the specific activation of a patient's broad, potent repertoire of T- cells including the dendritic cells. Our immunotherapy programs target both the T-cells and dendritic aspects of the cell-based immune system. We currently retain all rights to our portfolio of biopharmaceutical product candidates. However, the process of developing therapeutic products requires substantial financial resources to undertake the research as well as preclinical and clinical testing required for regulatory approvals. Our therapeutic product development activities will continue to require significant cash outflows and will continue to generate operating losses, We do not expect to generate any meaningful product revenues from our biopharmaceutical programs until one of our clinical candidates completes clinical trials, obtains regulatory approval for commercialization and is successfully marketed, In addition to demanding tremendous cash and other resources, each of the foregoing steps presents significant scientific and regulatory challenges and we may not be successful in any one or all of these steps with respect to any one or all of our product candidates. To meet and/or mitigate the substantial costs and risks associated with development and/or commercialization of product candidates, we may seek to sublicense and/or partner with one o or more partners to share or shift upfront costs in exchange for downstream license fees, milestone payments and/or royalty payments. Competition for good partners is severe. We expect that the number of qualified partners available that will meet required project criteria and that are willing to partner will be limited. Further, once identified, reaching mutually satisfactory business agreement with such partners with respect to the financial and other terms of the relationship can not be assured. Accordingly, we may never be successful in developing any biopharmaceutical products directly or indirectly through sublicensees or partners.

DEVELOPMENT STRATEGY

NEAR TERM: HEMATOPOIETIC (BLOOD) STEM CELL TRANSPLANTS

         For a number of cancers, the use of high dose chemotherapy and ablative irradiation, followed by the infusion of stem cells, has been historically referred to as "bone marrow transplantation". Following this near-lethal treatment, hematopoietic (blood) cells must be transplanted to rescue the patient and restore the patient's ability to make white cells and platelets. When stem cells accomplish this, it is called engraftment. The probability of a successful engraftment is typically proportional to the number of quality stem cells infused. Our technology will soon be tested in humans at Boston's Dana Farber Cancer Institute under our open IND to establish the benefits of a several fold increase in the number of available stem cells. We are developing two products for this market in which there currently are approximately 60,000 procedures per year :

         1. TranStem(TM), for expanding autologous (the patient's own) stem cells, the IND for which has been approved by the U.S. Food and Drug Administration ("FDA") and on which we began working with investigators at the Dana Farber Cancer Institute in July, 2001, to plan for patient enrollment in a Phase I/II dose escalation trial of 20 patients undergoing bone marrow transplantation and

         2. TransCord(TM), for expanding allogeneic (donor based) stem cells from umbilical cord blood for pediatric and adult transplants, scheduled for Phase I/II trials beginning in 2002.

MID TERM: REGENERATIVE IMMUNOTHERAPY

         Our technology has been shown in both in vitro and in vivo experiments to deliver antigens specifically to dendritic cells and cause them to stimulate the antigen-specific activation of T-cells. We are producing GLP-quality product to conduct further proof of principle experiments and expect to authorize production of cGMP quality product for use in human therapeutic vaccine trials for cancer and/or infectious disease in 2002. We also are continuing to develop the de novo T-cell production technology. The mid-term product opportunities are as follows:

         1. RegenImmune(TM), de novo regeneration of a broad repertoire of T-cells in the Company's Cytomatrix(TM)-based "artificial thymus"; and

         2. Activate(TM)/VeroVax(TM), stimulation of the body's immune system to treat certain cancers or infectious diseases by using a novel antigen delivery system based on the apparent binding ability of verotoxin's non-toxic subunit to activate dendritic cells.

         These programs are expected to enter their clinical development phase in 2002.

LONG TERM DISCOVERY RESEARCH

         1. Tissue Repair. As part of our overall corporate strategy, we remain proactive in the pursuit of exceptional technology that adds depth and breadth to our cell-based therapeutic programs. As such, we have acquired and developed internally certain technologies involving certain uses of basic, pluripotent stem cells which are derived from adults. These cells have been shown to have great potential in tissue repair and gene therapy and are not subject to the reservations on use which apply to embryo-derived stem cells. We recently licensed certain technology developed by Dr. Darwin Prockop, who has joined the Company's Scientific Advisory Board. Dr. Prockop is director of the recently opened Tulane Center for Gene Research, which is dedicated to using certain non-embryonic adult mesenchymal marrow-stromal (non-blood) stem cells for treating certain diseases. At its opening, the Tulane Center announced the results of a medical breakthrough study marking the first successful use of these adult stem cells to treat osteogenesis imperfecta (or brittle bone disease), a genetic disease that causes bone fragility leading to fractures during normal activity. The disease affects approximately 20,000 American children. Results of the study appeared in the March 1, 2001 issue of "Blood", the peer-reviewed journal of the American Society of Hematology. The stem cell technique, based on the research of Dr. Prockop and his associates, was successfully used by Dr. Ed Horwitz to treat five young patients suffering from brittle bone disease at St. Jude Children's Research Hospital in Memphis.

         2. Cell Production. This research is aimed at developing programs for the production of cells to treat diabetes (Islet cells), liver failure (hepatocytes) and neuro-degenerative diseases such as Parkinson's and Alzheimer's diseases (neural cells).

         3. Mucolytic. We have maintained a research program on a proprietary mucolytic compound (thinning agent or mucous secretions) with potential applications in the management of cystic fibrosis and other lung diseases. This program has made good progress with the collaborative efforts of Beth Israel Deaconess Medical Center in Boston, and several key claims in a United States patent application have been allowed. We are proceeding with this program and, when appropriate, will seek a commercial partner or use an alternative strategy. Since this is not a cell-based product opportunity, we expect to partner this earlier than we would partner our core proprietary clinical products.

         4. Direct intratumor injection of VT (verotoxin) is potentially useful for certain maligancies which are particularly susceptible to the action of the toxin, notably some gliomas (astrocytomas). Clinical investigation of this application is being pursued at the Toronto Hospital for Sick Children by independent investigators. The Company has donated materials to the investigators and retains commerical rights in this area.

RESEARCH PRODUCTS

         We are manufacturing and plan to market to academic and commercial researchers, a line of Cytomatrix(TM)-based cell growth bioreactors.

CORPORATE HISTORY

         We were incorporated in Delaware in January 1997 under the name VT Development, Inc., and in July 1997 we changed our name to Select Therapeutics Inc. Our principal focus was on the development of therapeutic interventions for cancer and, in particular, on the application of the binding behavior of a bacterial toxin, named verotoxin, and its non-toxic fragments to the development of therapeutic agents.

         We initially operated as a "virtual" company; that is, we intentionally minimized the costs of infrastructure by relying on the services of consultants and other third parties and leveraged the research we sponsored in several medical and academic centers.

         In November 1998, we purchased Sierra Diagnostics, Inc. ("Sierra"), a developer and manufacturer of diagnostic products. This purchase was motivated by a perceived need for an in-house capability to develop diagnostic tests required by therapeutic programs, the need for a facility to develop and manufacture our then potential HIV diagnostic and the desire to develop earnings from operations to offset the development costs of our therapeutic programs, which continued to be managed on the basis of a "virtual" company business model. By the end of fiscal year 2000 (June 30, 2000), we recognized that sales of Sierra's products had been slower to develop than expected, and we wanted to discontinue our activities in the diagnostics area and focus our resources on opportunities in therapeutics, with a special emphasis on cell-based therapeutics. Accordingly, in November 2000, we accepted a management buyback of Sierra pursuant to which Sierra agreed to pay us a royalty on net sales of certain Sierra products.

         Also by June 30, 2000, certain of our core therapeutic programs had reached a stage where we felt it was time to adopt a more traditional (and company-dedicated) product development process.

         On December 13, 2000, to exploit related product development programs as well as technology synergy, we and Cytomatrix LLC ("Cytomatrix"), a California limited liability company in the development stage, entered into a Joint Venture and Shareholder Agreement (the "Agreement") providing for the formation of a joint venture to be organized as a Delaware corporation named Cell Science Therapeutics, Inc. (the "Joint Venture") and owned equally by the parties. Our "virtual" business operations ceased when the Joint Venture became effective on January 2, 2001. Including the Joint Venture, we now employ 27 people, including 8 with doctoral level degrees, working out of approximately 10,000 square feet of office and laboratory space in Cytomatrix' former premises located at 50 Cummings Park, Woburn, Massachusetts.

         Since our inception, we have funded our operations through a series of private placements, and we have on hand sufficient cash to cover our current levels of operating expenses through approximately October 15, 2001. However, as we have increased our portfolio of opportunities and intend to enter clinical investigations in the near future, we expect to continue to incur substantial operating losses and we will be seeking to raise additional capital and to obtain additional government grants. The Company's management has focused on attempting to obtain the necessary capital to maintain its operations and is continuing to seek to arrange financing. There can be no assurance, however, that the Company will be able to obtain additional financing on terms that are favorable to the Company and its shareholders, or at all. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

THE JOINT VENTURE

         The purpose of the Joint Venture is to develop and commercialize therapeutic products based on the proprietary technologies of Select and Cytomatrix in cell culture, tissue engineering and immunotherapy. Cytomatrix contributed to the Joint Venture its Cytomatrix(TM) Programs, including its governmental grants, the license agreement underlying its Cytomatrix(TM) proprietary three dimensional cell culturing biomatrix and its other intellectual property rights, constituting all its business. Select contributed all its intellectual property and other assets relating to its verotoxin-based technologies for chemotherapeutic stem cell purging (a program since discontinued), CD77 receptor-specific cytotoxic therapeutics and immunotherapeutic antigen delivery. These contributed assets were carried on Select's balance sheet at a net book value of approximately zero since all related costs have been expensed as research and development. The Joint Venture also received from Cytomatrix development facilities and personnel infrastructure Cytomatrix had established, which the Joint Venture utilizes to meet the technical, regulatory and managerial requirements of its programs, including the programs we contributed to it, thereby enabling us to avoid the costs and potential developmental delays we would have incurred if we had to create such infrastructure.

         The Joint Venture has a six person Board of Directors. Cytomatrix appointed Dr. Mark Pykett, Dr. Michael Rosenzweig and Michael J.F. Du Cros, and we appointed Robert Bender, Dr. Allan Green and Steve M. Peltzman. Mr. Peltzman resigned in September 2001 and was replaced by Dr. Andrew R. Muir. The executive officers of the Joint Venture are: Dr. Andrew R. Muir - Chairman of the Board; Dr. Mark Pykett - President, Chief Operating Officer and Treasurer; and Dr. Michael Rosenzweig - Chief Scientific Officer. Drs. Pykett and Rosenzweig held similar positions with Cytomatrix, and Mr. Du Cros is a director of Cytomatrix.

         Funding for the Joint Venture was provided as follows: Upon effectiveness of the Joint Venture we contributed approximately $3,000,000 in cash and Cytomatrix contributed approximately $220,000 in cash; Cytomatrix will contribute, upon receipt, an aggregate of approximately $1,810,000 in approved grant funding which is to be paid to it until June 30, 2002 as well as any funding from grants which were in the approval process; and we will make loans to the Joint Venture to provide any additional monies needed to fund its annual operating plans.

         Subject to the authorization and approval of our Board of Directors, and if required, our shareholders, we have the right, but not the obligation, at any time from February 1, 2002 to July 31, 2002, to acquire Cytomatrix, and thereby Cytomatrix's 50% ownership interest in the Joint Venture, for 9,713,007 shares of our common stock. In the event that we do not exercise such option, Cytomatrix has the right, exercisable from August 1, 2002 to December 31, 2002, to request subject to the approval of our Board and, if required, our shareholders, that we seek to effect the acquisition of Cytomatrix in exchange for 8,741,706 shares of common stock. In the event Cytomatrix requests us to effect the acquisition of Cytomatrix and the acquisition does not occur for any reason, including the failure of our Board and/or our shareholders to approve such acquisition, then (1) during a one-year transition period (a) the Joint Venture would be wound up and terminated, (b) the intellectual property contributed to the Joint Venture by each of Cytomatrix and us would revert back to Cytomatrix and us, respectively, and any jointly developed intellectual property would be allocated between the parties as described in the Joint Venture Agreement, and (c) we would be obligated to provide the Joint Venture with additional funding of at least $6 million and (2) such $6 million and all the outstanding indebtedness of the Joint Venture to us, if any, would be treated as a capital contribution to the Joint Venture and would not be repaid to us.

         As used hereinafter in this Business section, all references to our business include the operations of the Joint Venture.

CORE THERAPEUTIC TECHNOLOGIES

The following two sections describe the technology basis for our initial therapeutic product development programs

1.       Cell Expansion

         A.        Autologous Stem Cell Expansion with TranStem(TM)

         Technology. Our Cytomatrix(TM) biomatrix is the foundation for our TranStem(TM) technology for the ex vivo growth, manipulation and storage of adult hematopoietic stem cells which live in the bone marrow ("HSCs") for transplantation back into the patient. There are more than 60,000 HSC transplantation procedures annually, and the application continues to grow. We estimate the total potential global market size for this use of TranStem(TM) to be between $150 and $250 million based on our economic model of use and benefits.

         Our TranStem(TM) culture system, consists of a piece of Cytomatrix(TM) inside a sterile vessel plus certain reagents for growing the cells. Cytomatrix(TM) is a patented three-dimensional material with certain physical attributes that mimic the microenvironment of bone marrow - a fully interconnected network of inert, contoured surfaces providing a very large surface area for uniform, high density cell growth. Extensive research has demonstrated that Cytomatrix(TM) supports the growth of many cell types that are considered very difficult to culture effectively, including blood, liver, bone and pancreas cells. Based on a preclinical animal model in which our TranStem(TM) system yielded high quality stem cells that provided engraftment following transplantation, we expect TranStem(TM) to expand the number of HSCs several-fold during a seven to ten day culture period. TranStem(TM) does not require cytokines (hormone-like growth factors) and can be used in an environment free of animal serum (which if contaminated may pose post-transplantation risks such as BSE), factors which we believe will facilitate regulatory approval and clinical utility. We further believe we are currently the only company capable of expanding HSCs in this way.

         Conventional approaches to stem cell expansion thus far have emphasized cell quantity and neglected the fact that the quality of cells is equally important because of the patient's need for such multipotent cells to survive and be able to maintain biological functionality. These traditional methodologies for growing HSCs ex vivo often have relied upon static, horizontal monolayers made of plastic. It is argued that unmodified monolayer plastic is not as effective in expanding HSCs because this platform lacks the natural three-dimensional topography and dynamics found in vivo. Supplemented cytokines have been used to promote HSC survival in vitro, but they induce complications in long-term cell culture: they promote HSC differentiation and lineage-specific expansion, exhaust the multipotent, long-lived phenotype of HSCs and decrease the ability of cultured HSCs to effect marrow repopulation. In short, existing HSC culture techniques have failed to sufficiently expand and maintain HSCs outside the body for extended periods and to sustain the quality of stem cells and their multipotency, both of which are critical for long term and complete engraftment.

         Development Status. Our IND for TranStem(TM) as an adjunct treatment for hematopoietic malignancies has been approved by the U.S. Food and Drug Administration ("FDA"). We began working with investigators at the Dana Farber Cancer Institute in July, 2001, to plan for patient enrollment in a Phase I/II dose escalation trial of 20 patients undergoing bone marrow transplantation. It is expected to take at least through 2002 to complete enrollment. . In addition, in June 2001 we retained Haemonetics Corporation to design, prototype and fabricate in accordance with our specifications the second generation of our TranStem(TM) device.

         B.        Umbilical Cord Blood Stem Cell Expansion with TranStem(TM)

         Technology. To potentially utilize cord blood as a safe, alternative source for stem cells for adult patients undergoing a stem cell transplant, expansion of the number of stem cells typically found in cord blood will be required. Medical scientists have reported that a cord sample can be transplanted into a patient whose body weight is not more than 60 to 70 pounds. Hence, it is expected that a technology capable of increasing the number of quality stem cells in a cord sample by a minimum of three-fold may result in permitting that sample to be used to safely transplant an adult. We believe our technology would sufficiently expand the number of stem cells and make cord blood-based stem transplants clinically effective. The potential number of cord bloods that could be collected and stored for these life-threatening applications is measured in the millions per year. Last year in North America, more than three and a half million infants were born.

         It is important to note that our technology does not involve embryos or embryonic stem cells; cord blood specifically refers to the material available in the umbilical cord post-delivery that is typically discarded and is not considered particularly controversial. Concomitant with this large number of births is the increased potential to collect cords from a very biologically diverse population, which increases the overall utility of this alternate source of stem cells. Furthermore, this capability could be extended to permit the establishment of large central banks of cord blood stem cells that may become the preferred source for histocompatibilty matched allogeneic cells.

         Development Status. This indication will require a separate IND and clinical trial program to demonstrate first if pediatric patients can safely and effectively receive matched allogeneic stem cells that have been sourced from cord blood that have been expanded in the TranStem(TM) system, and ultimately if a cord blood sample can be routinely expanded to safely and efficaciously transplant certain adult populations.

Intellectual property: We have the rights to US and world patents for our core matrix, the Cytomatrix(TM), from Tantalum Cellular Products (TCP) as a result of a license executed between TCP and Cytomatrix dated January 1, 2000.

Licenses, royalties, etc. We will pay TCP a royalty in the aggregate amount of $2 million for the licensed rights to the matrix material for cell growth applications excluding orthopedic, musculoskeletal and dental uses, as follows: we will pay a royalty of 2% of gross sales through September 30, 2005, and on January 1, 2006 we will pay an additional amount equal to the difference between $2 million and the amount of such earned royalties we paid.

2 Immunotherapy

A.       Regenerative Immunotherapy: de novo generation of autologous T cells

         Technology. Cell therapy or regenerative immunology seeks to identify certain endogenous cells and their critical biological function, and then use novel technologies to either expand their number, repair or manipulate them, or re-generate them in a safe manner outside of the body (ex vivo). Effective clinical outcomes are expected to result from the infusion of these cells into certain patients whose immune system, for example, has been markedly compromised. Candidates for such therapies include patients having undergone organ transplants, AIDS patients, many patients being treated by chemo- or radiation-therapy, and a host of many other immunodeficiencies associated with autoimmune, infectious and malignant disorders. Regenerative immunotherapy aimed at effectively giving a patient a reconstituted immune system by re-supplying the patient with the same kind of T-cells which have been destroyed or weakened by his disease. Amplifying the number of relevant immune cells in the body could enhance the patient's natural ability to recognize and fight disease.

         One of our goals is to use the Cytomatrix(TM) as a proprietary technology to develop a series of T-cell-based cellular therapies. In the July 2000 issue of Nature Biotechnology, we and our collaborators at Massachusetts General Hospital described, in an animal model, an "artificial thymus". The article describes the ability to use stem cells to generate T-cell populations. Ultimately, we hope to use this technology to create both "broad-spectrum," diverse T-cell populations and T-cell populations primed to specific agents (e.g., pathogens). We believe this technology is unique and represents a significant advance in the capability to manipulate an important component of the immune system.

         Our technology incorporates Cytomatrix' expertise in stem cell culture and incorporates the patient's stem cells grown in a stroma that is primarily derived from epithelial/skin cells harvested through a punch biopsy. The stem cells are then manipulated ex vivo to produce an entire repertoire of new T-cells which are expected to be identical to the patient endogenous T-cells prior to their having been attenuated or destroyed by disease or treatment.

         Development Status. Preclinical research is continuing, and we expect to finalize product definition within the next six months. We would then prepare an IND and clinical development plan to hopefully initiate human testing in 2002. Pharmacology, toxicology and dosing studies are some of the requisite studies we expect to undertake next year.

         Intellectual Property Rights In November 1998 we co-filed a patent application for T-cell generation with the Massachusetts General Hospital. In December 1998 we received from Massachusetts General Hospital an exclusive, worldwide license for their component of the invention to make, use and sell products incorporating the method of cell production in three-dimensional devices covered by the pending U.S. patent application. In January 2000 we obtained from Tantalum Cellular Products LLC ("TCP"), by way of the creation of CST, the exclusive, worldwide license, with the right to grant sublicenses, to make, use and sell products incorporating the Cytomatrix(TM) structure covered by U.S. Patent 5,282,861, issued February 1, 1984, for the purpose of culturing, maintaining and expanding human and animal cells in all but dental, orthopedic and other excluded applications. The licensor is responsible for patent maintenance expenses.

         License fees, royalties, etc. We will pay Massachusetts General Hospital a royalty of between .20% and .75% of net sales and 7.5% of any sublicense fees we receive.

         B- Antigen Presentation to Dendritic Cells

         Technology. Our platform technology by-passes the normal antigen processing pathways inside the cell that normally degrade and change the original antigen. This may allow for better retention of the immunogenicity of stimulatory proteins. Further, the antigen is presented on the surface of the dendritic cells directly in the context of MHC Class I and II molecules, an end-result that has been difficult to accomplish with other technologies. The technology has been shown, in vitro and in animal experiments, to deliver antigens specifically to dendritic cells. We utilize verotoxin's non-toxic "B" fragment ("VT-B") as a carrier to deliver specific antigens to dendritic cells. Dendritic cells are sentinels of the immune system, and they modulate the body's immune responses. Dendritic cells are specialized cells which have the capacity to take up foreign antigens, process them internally, and then display antigen fragments on their surfaces in a chemical form recognizable by other immune cells. It is now believed that this antigen "presentation" by dendritic cells is an integral part of an antibody and cellular immune response to tumor cells or microbes. Activation of an individual's immune system via stimulation of dendritic cells to identify, target and destroy cancer cells is a new approach to cancer therapy.

         Dendritic cells have specific receptors which bind to the non-toxic portion of verotoxin, VT-B. If an antigen is bound to this fragment, the entire complex binds to these specific receptors on the dendritic cell surface. After binding, the complex is internalized into the dendritic cell and is presented on the surface as an effective activator of the immune system. Based on in-vitro research and testing with in vivo animal models at the Institut Curie, our licensor, it may be possible to use VT-B to stimulate the activation of the dendritic cell antigen processing pathway. This then could be used to improve existing or develop new "therapeutic vaccines" against cancer and other diseases.

         We are investigating several clinical development programs that would allow us to pursue both ex vivo manipulation and direct injection applications of this technology:

         * adoptive immunotherapy, a procedure in which dendritic cells are removed from the patients' blood, activated ex vivo with our VT-B fragment verotoxin tumor antigen complex ("Activate(TM)") and then reinfused to activate the immune system; and

         * direct injection of our VT-B fragment tumor antigen complex ("VeroVax(TM)") to stimulate an in vivo immune response.

         A. Development Program: Activate(TM) adoptive immunotherapy

         In certain forms of adoptive immunotherapy, dendritic cells (DC) are exposed to antigens in an ex vivo setting to allow for stimulation and expansion of this dendritic cell population. Since the cells are manipulated ex vivo, the process can be tightly monitored and quality-controlled, which may allow both a shorter regulatory pathway and a more flexible environment for development than in vivo strategies employing direct vaccination of patients. The key goal in DC adoptive immunotherapy is the demonstration that dendritic cells can be stimulated by antigens to which they do not normally respond and that when reinfused into the patient they then will activate lymphocytes. If this is shown, we believe the approach could benefit certain patient populations with compromised immune systems.

         Our collaborators at the Institut Curie have conducted research on an animal model that shows molecular constructs based on VT-B are capable of stimulating dendritic cells to process attached tumor antigens so as to induce cytotoxic lymphocytes to kill tumors bearing that antigen. The next stage of product development involves replication of the results in patient- derived dendritic cells and ex vivo characterization of the cellular response. This can be carried out with laboratory grade materials. However, clinical validation will require preparation of VT-B constructs in compliance cGMPs. We have identified a manufacturer to produce suitable clinical trial materials, but we will likely enter into a definitive production agreement only once certain process development milestones have been completed and we have obtained additional financing.

         B. Development Program: VeroVax(TM) parenteral therapeutic vaccines

         Vaccines are generally composed of foreign antigens whose direct injection into patients is designed to stimulate an effective immune system response. VeroVax(TM) vaccines are expected to be formulated for direct administration to the patient by injection and contain the specific tumor or virus antigens with VT-B as the targeting mechanism. These vaccines could add significant value by avoiding the need for specific ex vivo manipulations and procedures. Since this technology, if successful, would avoid cumbersome ex vivo procedures, it could potentially represent a significant advance over current practice, be less costly to perform and achieve substantial market penetration in the emerging sector of therapeutic cancer vaccines.

         Preliminary proof of concept experiments with VeroVax(TM) have been carried out in animals. Our next goal is to complete the necessary pre-clinical testing program, contract for production of clinically qualified cGMP material, use that material to conduct appropriate pharmacology and toxicology profiles and begin the clinical investigation of this product through the IND process. Our pre-clinical investigations continue to advance via our collaborations at the Institut Curie in Paris, under the director of Dr. Eric Tartour. The production cost of these cGMP materials and its proper documentation and testing comprise expensive out-of-pocket contracts which we forecast will cost more than two million dollars. For this purpose as well as other similar programs, we plan to raise additional capital in the next two to three quarters. Subject to availability of funds, we are planning to have clinically qualified materials produced in 2002 with a view to starting clinical investigations on therapeutic vaccines for certain diseases thereafter.

         We estimate that the average market size for an approved therapeutic vaccine product will have a revenue potential in the hundreds of millions of dollars. There are more than 100 cancers and dozens of other diseases that could benefit by this form of immunotherapy, and thus the aggregate opportunity is much larger.

         This form of a vaccine may be useful in the treatment of both infectious diseases and cancer in the USA as well as the rest of the world. In the USA alone, more than 1 million new patients are diagnosed with cancer, contributing to a therapeutic market in the multi-billion dollar range. We therefore estimate that the average market size for an approved therapeutic vaccine product will have a revenue potential in the hundreds of millions of dollars. As there are more than 100 cancers and dozens of other diseases that could benefit from this form of immunotherapy, the aggregate opportunity is thus much larger.

         Intellectual property rights. Pursuant to an option we obtained in June 1998, as amended, from the Institut Curie and the Centre National de la Recherche Scientifique, in May 2001 we obtained an exclusive, worldwide license, with the right to grant sublicenses, to make, use and sell any human or animal product for infectious diseases and cancer therapies incorporating technology claimed in the subject United States and other patent applications relating to the use of VT-B to stimulate dendritic cells to initiate a T-cell response.

         License fees, royalties, etc. We must pay a non-refundable licensing fee equal to $450,000, of which $150,000 is due within 30 days of execution of the license, an additional $150,000 is due six months thereafter, and the final $150,000 is due on December 30, 2001.

         The sum of $150,000 is due upon the completion of Phase II clinical trials. Additional development milestones for the years 2002 to 2005 will be set by the parties no later than December 31, 2001. If we have not achieved commercial sales by the year 2005, we will be required to pay a penalty of $200,000, or, if we cannot demonstrate reasonable due diligence towards exploitation, the licensors have the option of terminating the license.

         We will pay a 6% royalty based on our net sales of pharmaceutical products containing the licensed technology. Prior to the date of first commercial sale, the parties will negotiate annual minimum royalties to be paid by us, taking into account market size, competitive position and patent issues. Depending on when we enter into any sublicense, we shall pay 30% to 50% of any sublicense fees we receive from an unaffiliated sublicensee.

3.       Verotoxin-based CD77 Receptor-Specific Cytotoxic Therapeutics

         Technology. Verotoxin is a naturally occurring protein produced by certain strains of bacteria; it binds to specific receptor sites (CD77) found on the exterior surfaces of several types of tumor cells, certain epithelial intestinal cells and dividing endothelial cells, as well as specific lymphocytes. The toxic subunit of the verotoxin molecule, after binding to a cell's receptor, penetrates the cell and kills it. Preliminary, pre-clinical studies suggest that the receptor to which verotoxin binds is found on the exterior surfaces of malignant cells including ovarian, testicular, cervical, breast cancers and certain brain tumors such as astrocytoma and gliomas. Preliminary, pre-clinical testing of the effects of verotoxin on astrocytoma tumors implanted in live mice has suggested that the direct intratumoral administration of the toxin molecule may inhibit the growth of such tumors and cause them to regress. Preliminary research also suggests that the receptor to which verotoxin binds is not found on the surface of most healthy, non-malignant cells. Should this be confirmed by further testing, it would indicate that verotoxin, if used as a cancer chemotherapy agent, would have selective, receptor-mediated cytoxicity - that is, it would kill the targeted tumor cells with minimal harmful interactions with normal tissue.

         Development Status: The pre-clinical work-up of this clinical candidate is currently underway.

         Intellectual property rights. In December 1996, we obtained from the University of Toronto Innovations Foundation the exclusive, worldwide license, with the right to grant sublicenses, to make, use and sell any verotoxin pharmaceutical composition for the treatment of neoplasia, as described in the inventions claimed in certain Canadian and United States patent applications and any improvements. We are responsible for all expenses of filing, prosecuting and maintaining any patents or patent applications issued or filed under the license, and we have a right of first refusal on any improvements made by the University. If we choose to exercise such right, we will be obligated to pay all expenses associated with the filing and prosecution of patent applications, selection of counsel, countries of filing and the like. In the event that we have not achieved commercial sales by December 31, 2005, the University has the option of converting the exclusive license to a non-exclusive license or, if we cannot demonstrate reasonable due diligence towards commercial exploitation, the University can terminate the license.

         License fees, royalties, etc. We paid a non-refundable licensing fee of $210,000, Canadian, in a combination of cash and our common stock. (Throughout this document, all amounts are stated in U.S. dollars unless otherwise indicated.)

         The license requires us to achieve certain results and to expend minimum amounts of money in developing a commercially marketable formulation of the licensed verotoxin technology. In the event that one or more milestones are not timely attained in any given calendar year, we must pay an annual penalty of $50,000, Canadian, in calendar years 2003, 2004 and 2005, which would be credited to future royalties in excess of annual minimum royalties, subject to a minimum annual royalty which has not yet been fixed. (A minimum annual royalty is the amount payable if the royalties earned on actual sales of this product are less than a specified minimum.) Currently, we are in compliance with the milestone and diligence requirements of the agreement.

         We will pay a royalty equal to 4% of our net sales of all verotoxin products used in the treatment of human tumors. However, in the event that we license another royalty bearing product for inclusion in our verotoxin products and the aggregate royalties payable by us on the final product are greater than 6%, then the royalty due to the University shall be reduced to 3%. Prior to the date of the first commercial sale of a pharmaceutical product containing the licensed verotoxin technology, the parties will negotiate annual minimum royalties to be paid by us, taking into account market size, competitive position and patent issues, in order to provide the University with continuing assurance of our diligence toward commercialization of the technology. Depending on when we enter into any sublicense, we shall also pay to the University 30% to 50% of any sublicense fees we receive from an unaffiliated sublicensee.

4. Stromal Cell Application.

         Technology. It has recently been demonstrated that cells of mesenchymal origin may have the capacity to give rise to cells of other tissue types, resulting in the phrase "tissue plasticity." In certain applications, mesenchymal cells obtained from bone marrow stroma have been shown to give rise to both bone and cartilage. In addition, observations have been made that in certain instances these cells are capable of generating cells of a neural phenotype, further demonstrating the phenomenon of tissue plasticity. On September 26, 2000, we obtained from the Philadelphia Health and Education Corporation, d/b/a/ MCP Hahnemann University, an exclusive, worldwide license, with the qualified right to grant sublicenses, under certain United States and foreign patents solely owned by the University or jointly owned by the University and Dr. D. Prockup, with respect to the use of stromal cells, including the use of stromal cells for the treatment of diseases of the nervous system. The license terminated upon the latter of (i) the expiration of the last to expire or become abandoned of the rights represented by the patents license or (ii) September 26, 2020.

         License fee. We have paid a non-refundable initial license fee of $45,000 in cash and 65,000 shares of our common stock.

         Royalties. We will pay to the University a royalty equal to 3.5% of the net sales of all products made by us or any of our sublicensees utilizing the licensed patents (the licensed products). In addition, we shall pay to the University a non-refundable minimum royalty for each licensed product in the amount of $50,000, commencing on April 15, 2006 and continuing on the 15th day of April of each year thereafter.

         Option. In consideration for funding further research in the area of stromal cell treatment of neurological diseases at the University, the University granted to us a first option to negotiate a royalty-bearing license on any intellectual property developed through the research project.

         TECHNOLOGY. On July 15, 2000, we obtained from Thomas Jefferson University, a royalty-bearing, exclusive license, with the right to grant sublicenses, to make, have made, use and sell products or services covered by or developed through the following licensed technology: (i) the University's patents relating to the isolation of and uses for stromal cells and related compositions, methods and know-how; and (ii) the information and materials developed by the University relating to the technology, including, but not limited to, pharmaceutical, chemical, biological and biochemical products, information, trade secrets, know-how, technical and non-technical data, materials, methods and any drawings or other documents containing such information. The University retains the right to practice under the patents, including using the licensed products and licensed technology for its own research purposes. The license, unless sooner terminated, terminates upon the expiration of the last patent to expire. We shall reimburse the University for all reasonable costs incurred prior to or after July 15, 2000 with respect to the preparation, filing, prosecution, issuance, re-issuance, reexamination, interference and maintenance of the patents. In addition, we shall, at our own expense, obtain all necessary clearances from governmental agencies to market each licensed product.

         LICENSING FEE. We paid to the University an initial licensing fee of $25,000 on July 15, 2000 and shall continue to pay to the University for each year thereafter licensing fees as follows: (i) $35,000 on or before July 15, 2001, (ii) $50,000 on or before July 15, 2002, (iii) $75,000 on or before July 15, 2003 and (iv) $100,000 on or before July 15, 2004 and each year thereafter. In addition, as part of the licensing fee, we issued to the University 30,000 shares our common stock. We shall issue to the University an additional 20,000 shares of our common stock within 30 days of the earlier of: (i) the first commercial sale of a licensed product, or (ii) our receipt of at least $5,000,000 in cumulative payments from sublicensing or otherwise granting rights to the licensed technology to third parties.

         ROYALTIES. We shall pay to the University a royalty equal to 5% on the net sales price of the licensed products sold, leased, or otherwise disposed of for value by us, our affiliates and/or our sublicenses. However, in the event that we sell a particular licensed product which is covered by one or more patents belonging to third parties, then the 5% royalty shall be reduced by one-half of the amount which we are obligated to pay to such third parties for a license to such patents. We shall pay royalties on sales of the licensed products until the last patent expires in all jurisdictions where the licensed products are made, used or sold.

         SUBLICENSING FEE. We shall pay to the University 30% of all revenues we receive from sublicensing or from otherwise granting rights to the licensed technology to third parties, except for royalties on product sales by the third party, for which the University shall receive a royalty on the third party's sales as set forth above.

GOVERNMENT REGULATION

         Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of our immunotherapeutics. In the United States, the FDA under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical products to rigorous review. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.

         In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof entails extensive laboratory tests, and preclinical and clinical trials. This testing, the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take several years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

         After an IND becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, the sponsor continues to evaluate safety, but primarily evaluates the efficacy of the product in a patient population. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. In a process which generally takes several years, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our products will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

         Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product.

         The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. The FDA can base approval of a marketing application for a fast track product on an effect, on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a fast track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast track product on a number of grounds, including the sponsor's failure to conduct any required post-approval study with due diligence.

         If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the entire application.

         We may request fast track designation and orphan drug status for our vaccines and other products. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the United States. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA, and a 50% tax credit for the amount of money spent on human clinical trials. We cannot predict whether the FDA will grant these designations, nor can we predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of our immunotherapeutics.

         The FDA may, during its review of a new drug application or biologics license application, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug, which may be difficult and expensive to administer, and may require prior approval of promotional materials.

         Before approving a new drug application or biologics license application, the FDA will also inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current Good Manufacturing Practices ("cGMPs"). In addition, the manufacture, holding, and distribution of a product must be in compliance with cGMPs. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to FDA enforcement actions that can include seizures, injunctions and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product.

         We have not received approval in the U.S. or any foreign states or foreign jurisdictions for the commercial sale of any of our potential therapeutics products. However, the FDA has accepted our IND for the clinical examination of our TranStem(TM) cell culturing system in the expansion of autologous stem cells as an adjunct treatment for hematopoietic malignancies.

         Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. There can be no assurance that any of our development programs will be successfully completed, that any IND will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities or that we will successfully develop any marketable pharmaceutical product.

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations.

ENVIRONMENTAL MATTERS

         We currently rely primarily on third party independent contractors and the research efforts of Cell Science Therapeutics to conduct research and development on and manufacture clinical supplies of our proposed drugs. However, to the extent that any of our current and future research and development activities involve the use of hazardous materials and chemicals, or produce waste products, we will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Although we would expect that our safety procedures for handling and disposing of these materials would comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. The potential liability for damages stemming from accidents involving these materials may exceed our insurance coverage or available resources.

PRODUCT AND CLINICAL STUDIES LIABILITY

         Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against us for liability with respect to injuries that may arise from the administration or use of our products during clinical trials or following commercialization. We presently carry what we believe is adequate clinical studies and product liability insurance.

COMPETITION

         The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our products under development. Dendreon Corporation, AVI Biopharma, Inc., Cell Genesys, Inc., NW Biotherapeutics, Inc., Therion Biologics Corporation and Vical Incorporated, among others, have disclosed that they are developing therapeutic cancer vaccines; Dendreon, Aastrom Biosciences, ViaCell and Targeted Genetics, among others, are working on HSCs; and still others, including Corning, Becton-Dickinson, New Brunswick Scientific, Cellco and Synthecon, are working on cell culture technologies. In addition, Nexell, , Miltenyi and C-Cell are working on complementary technologies. Many companies, including major pharmaceutical companies, are also developing alternative therapies that may compete with our products in the fields of cancer and infectious diseases. These competitors may succeed in developing and marketing products that are more effective than or marketed before ours. However, to our knowledge, due to our autologous stem cell expansion technology using TranStem(TM), we are the only company that is capable of autologous stem cell expansion without the use of cytokines and in a serum-free environment.

         Virtually all of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

         Our ability to commercialize our products and compete effectively will depend, in large part, on:

- our ability to advance through clinical trials, gain acceptance from the FDA and other regulatory agencies and to successfully manufacture and market these products;

- the margins of our products relative to other products or competing treatments;

- the ability to gain reimbursement status from appropriate government agencies, insurers and other third-party reimbursers and others;

- the effectiveness of our sales and marketing efforts and those of our partners;

- the perception by physicians and other members of the health care community of the safety, efficacy and benefits of our vaccines and other products compared to those of competing products or therapies; and

- unfavorable publicity directly or indirectly relating to our products and technology.

         Competition among products approved for sale will be based, among other things, upon efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our technologies, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate partnerships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

EMPLOYEES

         As of September 13, 2001, we had 27 employees, all of whom are full-time. In addition, we make extensive use of consultants.

ITEM 2.            DESCRIPTION OF PROPERTY.

         The Company and CST occupy approximately 10,000 square feet of office and laboratory space located at 50 and 52-B Cummings Park in Woburn, Massachusetts for a monthly rent of $11,484, pursuant to a three year lease terminating on February 28, 2002.

ITEM 3.            LEGAL PROCEEDINGS.

         We do not know of any material litigation pending, threatened or contemplated, or of any unsatisfied judgments, against us, or of any proceeding to which we are a party.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Since February 13, 2001, our common stock has been listed on The American Stock Exchange under the symbol "XZL". Prior to February 13, 2001, our common stock was listed on NASDAQ's over-the-counter ("OTC") bulletin board under the symbol "SLPU.OB".

         The following table sets forth (a) the range of high and low bid closing quotations for our common stock on the over-the-counter market for each quarter within the last two fiscal years and up until February 12, 2001 of the current fiscal year, when our listing on the over-the-counter bulletin board ended; and (b) the high and low sales prices on The American Stock Exchange for the period from February 13, 2001, the date trading thereof commenced, to March 30, 2001 and the quarter ended June 30, 2001. The over-the-counter quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                              LOW                   HIGH
                                                                                            --------              --------
          Fiscal 2001

         THE AMERICAN STOCK EXCHANGE:

          Fourth quarter ending  June 30, 2001 ...............................              $    .95              $   4.00

          Feb 13, 2001 through March 30, 2001 ................................              $   1.20              $   2.98

         OTC BULLETIN BOARD:

          Jan. 2 through Feb. 12, 2001 .......................................              $   1.53              $   2.97

          Second quarter ending  Dec. 29, 2000 ...............................              $   1.34              $   5.63

          First quarter ending Sept. 29, 2000 ................................              $   2.38              $   5.38

          Fiscal 2000

          Fourth quarter ending  June 30, 2000 ...............................              $   2.06              $   5.00

          Third quarter ending  March 31, 2000 ...............................              $   2.00              $   7.63

          Second quarter ending  Dec. 31, 1999 ...............................              $   1.31              $   3.69

          First quarter ending  Sept. 30, 1999 ...............................              $   2.00              $   4.88

HOLDERS

         As of September 14, 2001, there were approximately 244 holders of record of our common stock.

DIVIDENDS

         To date, we have not paid dividends on our common stock and at the present time, we intend to retain earnings, if any, for our development and expansion.

RECENT SALES OF UNREGISTERED SECURITIES

         In April, May and June 1998, the Company sold to 47 accredited investors and 23 non-accredited investors 762,531 shares of its Common Stock for an aggregate cash price of $2,287,593 ($3.00 per share) in a private placement (the "April 1998 Offering") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 ("Section 4(2)") and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("Rule 506"). In August 1999, the Company authorized the issuance of 381,264 additional shares of its Common Stock to the investors in the April 1998 Offering in reliance on the exemption from registration provided by Section 4(2) and Rule 506, to reduce the offering price of the April 1998 Offering from $3.00 to $2.00 per share.

         In November 1998, the Company sold solely to accredited investors 219,999 shares of its Common Stock in exchange for all of the issued and outstanding shares of Sierra Diagnostics, Inc., valued at $747,997, in reliance on the exemption from registration provided by Section 4(2) and Rule 506.

         In December 1998, the Company issued 240,000 shares as payment for services rendered, valued at $720,000, in reliance on the exemption from registration provided by Section 4(2) and Rule 506.

         In March 1999, the Company issued 11,000 shares of its Common Stock as payment for services rendered, valued at $33,000, in reliance on the exemption from registration provided by Section 4(2).

         In May 1999, the Company issued 30,000 shares of its Common Stock valued at $75,000 to three directors in connection with their election as directors, in reliance on the exemption from registration provided by Section 4(2).

         In May 1999, the Company issued 100,000 shares of its Common Stock to an accredited investor for cash consideration of $250,000, in reliance on the exemption from registration provided by Section 4(2).

         In May 1999, the Company issued 30,000 shares of its Common Stock to an individual as payment for consulting services rendered valued at $75,000, in reliance on the exemption from registration provided by Section 4(2).

         In May 1999, the Company issued 6,000 shares of its Common Stock to a certain individual as payment for services rendered valued at $15,000 in reliance on the exemption from registration provided by Section 4(2).

         In July 1999, the Company issued 50,000 shares of its Common Stock to an accredited investor for cash consideration of $125,000, in reliance on the exemption from registration provided by Section 4(2).

         In September 1999, in connection with the election of Robert C. Galler as our vice president, we issued to Mr. Galler options entitling him to purchase 300,000 shares of our common stock at $1.73 per share, exercisable until September 30, 2004.

         In October 1999, the Company sold solely to accredited investors 151,000 units at a price of $1.25 per unit, each unit consisting of one share of its Common Stock and two redeemable warrants, for an aggregate price of $188,750, in a private placement made pursuant to the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("Section 4(6)") and Rule 506. Each redeemable warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $1.85 per share until September 30, 2002.

         From January to March 2000, the Company sold solely to accredited investors 58 3/4 units at a price of $23,400 per unit, each unit consisting of 13,000 shares of its Common Stock and 13,000 redeemable warrants, for an aggregate price of $1,374,750, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) and Rule 506 (the "November 1999 Offering"). Each redeemable warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $3.00 per share until December 31, 2002. In addition, for services rendered in the November 1999 Offering by the placement agent and others, the Company issued 7 2/5 additional units valued at $173,160, in reliance on the exemption from registration provided by Section 4(2) and 4(6) and Rule 506.

         In March 2000, the Company sold solely to accredited investors 4,750,000 shares of its Common Stock at a price of $2.00 per share for an aggregate price of $9,500,000, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder (the "March 2000 Offering"). In addition, for services rendered in the March 2000 Offering by the placement agent and others, the Company issued warrants to purchase an aggregate of 573,952 shares of the Company's Common Stock at a price of $2.00 per share until December 31, 2002.

         In March 2000, the Company issued to four officers and/or directors and one unaffiliated individual for services rendered options to purchase an aggregate of 525,000 shares at a price of $4.25 per share, and 425,000 shares at a price of $5.00 per share, until March 1, 2007, pursuant to the exemption from registration provided by Section 4(2).

         In September 2000, the Company issued to a certain individual as payment for services rendered, 12,000 shares of Common Stock pursuant to the exemption from registration provided by Section 4(2).

         In September 2000, the Company issued to an individual in connection with the termination of her employment with the Company options to purchase 15,000 shares of the Company's Common Stock at a price of $4.00 per share until September 10, 2002, pursuant to the exemption from registration provided by
Section 4(2).

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

         In January 2001, pursuant to the exemption from registration provided by Section 4(2), the Company issued to Rubenstein Investor Relations, Inc. warrants to purchase an aggregate of 30,000 shares of the Company's Common Stock at a price of $3.00 per share until January 22, 2006.

         In February 2001, the Company issued to investors in its October 1999, November 1999 and March 2000 private placements 566,476 additional shares of its Common Stock and warrants to purchase 1,132,950 shares of its Common Stock at a price of $2.00 per share until December 31, 2002.

         In April 2001, the Company issued 10,000 shares to a consulting firm as payment for services rendered, pursuant to the exemption from registration provided by Section 4(2).

         In April 2001, the Company granted options to employees and board of directors to purchase 450,000 common shares at a price of $1.65 per share. The options vest over three years and expire on April 2011.

         In April 2001, the Company issued to five individuals for consulting services rendered options to purchase an aggregate of 51,000 shares of the Company's Common Stock exercisable until April 10, 2011 at a price of $1.65 per share, pursuant to the exemption from registration provided by Section 4(2).

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

         We are a development stage biopharmaceutical company. Since our inception, we have focused our resources primarily on the development of cell-based therapeutics. To date, none of these proprietary programs has reached a commercial stage and hence, we do not have, nor do we anticipate in the next several years to have, revenues from our biopharmaceutical therapeutic products. We have incurred an accumulated deficit of $15,833,000 as of June 30, 2001. We have funded our operations through a series of private placements during this period. As of February 13th, 2001, our common stock has been listed on The American Stock Exchange ("AMEX") under the symbol "XZL".

         We have a series of therapeutic projects either in "discovery research", "product development" or "clinical development"; we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our programs primarily are aimed at satisfying defined medical needs in the areas of cancer, infectious diseases and tissue engineering, and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We have applied for and received regulatory approval from the U.S. FDA to use certain of our technologies to initiate human trials that are expected to commence in the near future.

         During the fiscal year ended June 30, 2001, we concentrated our efforts on managing Cell Science Therapeutics, Inc., our Joint Venture with Cytomatrix, LLC, setting up the operations towards increasing efficiencies and streamlining structure. We have the benefit of a strong portfolio of opportunities each of which must compete for resources and priority status.

         A key currency in the biotechnology and pharmaceutical market is patents and strong intellectual property. A central activity for us has been, and continues to be, the acquisition, development and maintenance of intellectual property positions directly in support of defined product development opportunities. We continue to expend significant funds and efforts on licenses and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our positions in relation to products. We believe that this is a key value element for our development.

         The process of developing therapeutic products requires significant discovery research, product development as well as pre-clinical and clinical testing of those products in order to gain regulatory approval. These activities are expected to result in continuing cash outflows. Furthermore we do not expect to generate any meaningful product revenues from our biopharmaceutical programs unless and until a clinical candidate completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed. The risks of developing therapeutic products extend beyond technical and clinical development and, in particular, involve intellectual property rights, the need for substantial additional capital, competitive and medical economic factors which are continually changing and issues of insurance reimbursement. Any one or more of these factors could cause us to fail to develop any commercially successful products.

         We are seeking additional equity funding. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If adequate funds are not timely available or are not timely available on acceptable terms, there is substantial doubt Company will be able to continue as a going concern.

          The Joint Venture will also continue to seek additional, non-dilutive funding from federal grants and other similar sources. To date, Cytomatrix has been granted approximately $8 million from such funding sources. As a small, newcomer to the AMEX and as part of the several hundred companies that constitute the public biotech industry, we are not well known. We have initiated efforts to improve the awareness and understanding of our company. We believe, despite the external market conditions, we will be able to successfully accomplish this goal.

PRODUCT STRATEGY

         Our initial product focus is on diseases in which hematopoietic stem cells (HSCs) and their progenitors play an important role. As such, under our open IND we are proceeding with a clinical program whose focus is on decreasing the morbidity, improving the clinical utility and, ultimately, increasing accessibility of stem cell transplants throughout the world. Last year, approximately 60,000 stem cell transplants were performed. We believe that this number could ultimately double when a safe, cost effective therapeutic system becomes commercially available that satisfies several important medical needs:
(1) expansion of pluripotent stem cells typically infused into a patient beyond the minimum number of these cells necessary for engraftment; and (2) establishing the safety and clinical utility of cord (umbilical) blood as an alternative, and ultimately, preferable source of stem cells for allogeneic (donor based) transplants. Currently, the stem cell-rich cord blood has sufficient number of cells to safely transplant patients up to about 50 pounds.

         We believe our products can become well accepted by this market if the clinical trials demonstrate important clinical benefits derived from our patented technology. For example, compared with the current standard process, our stem cell transplantation system has been shown, in a pre-clinical model, to expand a population of stem cells that provide superior engraftment under conditions in which no cytokines or serum are added to the expansion process. The annual market potential for the types of products we intend to introduce into stem cell transplantation is estimated at approximately a quarter of a billion dollars and could double over the next five years. We view the clinical stem cell transplant program as a near-term product opportunity.. The first product is targeted at the autologous adult stem cell transplantation market; patient enrollment for a Phase I/II clinical trial began in July of 2001 at the Dana Farber Cancer Institute. A second trial, targeting umbilical cord blood, is planned to begin six to nine months later.

         Our mid-term focus is aimed at immunotherapy, a strategy that (1) recognizes the body's disease-fighting capabilities inherent in the immune system and (2) develops products that restore, repair, or boost this capability. One component of our development program entails the production of new T lymphocytes that can be used to replenish the immune system in bulk or to recognize specific disease-related antigens. That is, this technology is expected to enable the generation of key effector T-cells of the immune system in a timely and cost-effective manner. T lymphocytes are the effector cells that recognize and eliminate disease from the body. Our technology uses a patient's stem cells as a source to generate a new potent repertoire of T-cells which data suggest will be capable of fighting disease and restoring the patient's immunologic competency. We have developed a novel model of in vitro T lymphopoiesis that recapitulates the differentiation of functional T-cells from lineage negative bone marrow progenitor cells. To our knowledge, we (and our collaborators at the Massachusetts General Hospital) are the first to have achieved this scientific breakthrough.

         Select's Activate(TM) product will be a non-viral vector engineered from a cyto-toxic bacterial protein from which the toxin component has been removed. The remaining molecule is a proprietary delivery system that enhances the presentation of antigens to specific components of the immune system (dendritic cells). By doing so, the sentinel dendritic system activates T-cells to mount an effective immune response against pathogens or malignant cells. The immunogens, vector system and any adjuvants utilized to boost immunogenicity are collectively referred to alternatively as therapeutic vaccines or adoptive immunotherapy. Our technology has been shown in both in vitro and in vivo experiments to present antigens specifically to dendritic cells and cause them to stimulate the activation of T-cells. Importantly, the technology by-passes the normal antigen processing pathways inside the cell that normally degrade and change the original antigen. This may allow for better retention of the immunogenicity of stimulatory proteins. Further, the antigen is presented on the surface of the dendritic cells directly in the context of MHC Class I molecules, an end-result that has been difficult to accomplish with other technologies. We are producing GLP-quality material to conduct further proof of principle experiments and we expect to authorize production of cGMP-quality material for use in human therapeutic-vaccine trials for cancer and/or infectious disease in 2002.

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

         In the long-term, we will focus on the development of advanced cell therapies that utilize the plasticity capabilities of certain stem cells to generate difficult-to-make or rare functional cells. Our strategy in addressing opportunities in this area is to build a base intellectual property portfolio that positions us with key process and composition of matter capabilities. We have already licensed from external sources and filed in-house a series of patent applications we believe will be central to practicing this area of tissue engineering. We will also focus on leveraging our existing technologies into new areas, such as the production of pancreatic islet cells, liver cells and neural cells for applications in other areas of cell therapy.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 2001 AND 2000

Revenue

         The revenue from sales of products of Sierra Diagnostics, formerly a 100% owned subsidiary, decreased from $187,600 in 2000 to zero in 2001. Sierra Diagnostics was sold effective as of October 1, 2000. We had no other product or license revenues.

Research and Development

         Research and development expenses increased 59% from $1,604,600 in 2000 to $2,550,000 in 2001. The increase was primarily due to license fees incurred during the year for the development and commercialization of our intellectual property resources. During the year ended June 30, 2000, the Company incurred a non-cash stock compensation charge for research and development of $455,000 compared with $359,700 in the year ended June 30, 2001. Personnel costs, including retained consultants and external contractors, have historically been the largest ongoing cost of operations but since January 2001 a large part of the research and development effort has been handled through the Joint Venture. All our research and development activities are expensed as incurred.

Selling, General and Administrative

         Selling, general and administrative expenses increased by 6% from $2,487,500 in 2000 to $2,636,300 in 2001. During the year ended June 30, 2000 , the Company incurred a non-cash stock compensation charge for selling, general and administrative activities of $826,300 compared with $519,400 in the year ended June 30, 2001. Excluding these non-cash charges, the $455,700 increase reflects unusually high legal, accounting and investment banking fees incurred in relation to the formation of the Joint Venture, partially offset by the reduction in expenses due to the disposition of Sierra Diagnostics as of October 1, 2000. Selling, general and administrative costs incurred by Sierra Diagnostics during 2000 totaled $564,500 compared with $171,800 during 2001 since it reflects operating costs for only three months, through October 1, 2000.

Depreciation and Amortization

         The significant reduction in our depreciation and amortization expense in 2001 results from disposition of the Sierra Diagnostics fixed assets.

Interest Income

         Interest income increased to $281,600 for 2001 from $106,100 in 2000. This increase was attributable to earnings on the $10,093,600 of proceeds from financings, which occurred in October - November 1999 and February - March 2000.

Equity in Loss of Cell Science Therapeutics

         CST was formed, and the Company received a 50% interest in CST as of January 2, 2001. Accordingly, the Company began recognizing as of that date its share of the Joint Venture's results. For the year ended June 30, 2001 the Company's equity in the loss of CST includes $1,972,100 for the Company's 50% share of CST's results of operations (accounted for on a predecessor cost basis) and $306,100 in amortization of implied goodwill and other intangible assets including a write-off of an in-process research and development component offset by a benefit of $664,600 to the Company related to stock compensation for equity interests in Cytomatrix granted to CST employees by Cytomatrix.

Liquidity and Capital Resources

         At June 30, 2001, the Company had cash and cash equivalents totaling $945,400, a decrease of $6,806,700, or 88%, from $7,752,100 at June 30, 2000.
Funds are kept in US Treasury Bills or equivalent securities. Management notes that significantly greater resources will be required in order to bring the Company's current candidate therapeutic products into clinical investigations and to market.

         Net cash used in operating activities increased 51% from $2,506,600 in 2000 to $3,791,500 in 2001. The increase was primarily the result of the increase in net loss for the period from $4,722,400 in 2000 to $6,525,000 in 2001 offset by non-cash charges of $2,295,200 in 2000 and $2,499,400 in 2001.
The non-cash charges include compensation charges for common shares, options and warrants of $1,371,200 in 2000 compared with $879,100 in 2001. Other non-cash charges include the write-down of intangible assets and depreciation of fixed assets attributable to Sierra Diagnostics of $640,800 and $283,200, respectively, in 2000 and the equity in loss of Cell Science Therapeutics and depreciation of fixed assets of $1,613,600 and $7,700, respectively, in 2001.

         Net cash used in investing activities increased from $44,200 in 2000 to $3,015,200 in 2001. The increase in investing activities includes the $3,000,000 investment in the Joint Venture, Cell Science Therapeutics, in January 2001. There were no significant capital expenditures during 2000 or 2001.

         We have financed our operations since inception primarily through private placements of common stock. Cash on hand on June 30, 2001 was $945,400 which is sufficient to meet our needs through October 15, 2001. We are seeking to raise the additional equity financing required to fund the continued development of our technologies, including those of the Joint Venture. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. While we are cautiously optimistic that such funds will be obtained, especially in view of the February 13, 2001 listing of our common stock on the American Stock Exchange which we believe over time will significantly improve our access to capital markets, there can be no assurance that our financing efforts will be successful. Without additional financing, there is substantial doubt about t the Company's ability to continue as a going concern.

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

         Insufficient funds in the future may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose . The Company believes that it will continue to incur substantial operating losses in the near term. The Company's management has focused on attempting to obtain the necessary capital to maintain its operations and is continuing to seek to arrange financing. The Company has been unable to secure satisfactory terms for working capital financing or raise additional capital to fund future operations. The Company believes that its current cash and cash equivalents will be sufficient to meet its capital needs only through October 15, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position or its results of operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002; however, the Company has the option of adopting SFAS 142 early, as of July 1, 2001. The Company is currently assessing but has not yet determined the impact of adoption on its financial position and results of operations.

SUBSEQUENT EVENTS

         On September 21, 2001, Mr. Steven Peltzman resigned as our CEO and as one of our directors and as the Chairman of the Board of our joint venture with Cytomatrix LLC, Cell Science Therapeutics, Inc. Mr. Peltzman resigned to pursue personal opportunities. We appointed Dr. Andrew Muir as our new CEO and as one of our directors on September 21, 2001. Dr. Muir comes to us with over 30 years of management experience in the U.S. and Europe. For twenty years he was with the Perkin Elmer Corporation (now Applera Corporation) where he served in a number of managerial capacities. He then worked with a number of smaller companies, notably MediSense and ChemCore (now Caliper Technologies) as a senior executive manager. Dr. Muir has worked with a number of other biomedical companies as a senior executive focused on product development and business operations. He is a member of the Board of Directors of a number of private technology companies. Dr. Muir holds a Ph.D. in Physical Chemistry from Oxford University (England) and also holds an MBA from Pace University (New York).


         Mr. Thomas Reardon was appointed Vice-Chairman of our Board of Directors on September 21, 2001. Mr. Reardon originally joined us as a director in January 1999. He is the CEO of Cambio Health Solutions, LLC, an affiliate of Quorum Health Resources, LLC and is also "of counsel" to the law firm Greenberg, Traurig in its Boston office. In addition, Mr. Reardon serves as a director of numerous organizations in the healthcare field.

FORWARD-LOOKING STATEMENTS

     This report and other oral and written statements made by us to the public contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations that are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in or the forward-looking statements. Such statements address the following subjects: our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the Company's ability to continue as a going concern; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing and the inability to obtain new intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

     Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "expect," "intend," may be," "seek," "plan," "focus," and "potential" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements.

     As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainties discussed above and throughout this report.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Should any of the following risks occur, in addition to risks and uncertainties not presently known to us, our business, the price of our stock, our financial condition, and the results of our operations could be materially impacted, and you could lose all or part of your investment in our common stock. Additional risks not listed below, known or unknown, may also effect the value of our shares.

1.   Risks Related To Our Financial Condition

         We are a development stage company with a history of operating losses; we expect to continue to incur losses and we may never be profitable.

         We are still in our development stage. We have been unprofitable since our inception and have incurred significant losses. From inception to June 30, 2001, we had an accumulated deficit of $15,833,000. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years and are not able to predict when we might do so. Furthermore we may never do so. We expect to continue to incur substantial additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts. Our audited June 30, 2001 financial statements contain an explanatory paragraph, in note 1 thereto and in the auditor's report, to the effect that our ability to continue as a going concern is dependent upon our ability to raise additional financing and to develop an economically viable product, as to neither of which can we give any assurances.

         Our ability to achieve long-term profitability is dependent upon successfully developing either (1) a line of bench top glass and plastic bioreactors for growing and engineering cells or (2) efficacious and safe therapeutic products, obtaining regulatory approvals for marketing some of such products, and successfully commercializing such products alone or with third parties. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to 20 million over a three to six year development cycle, whereas non-clinical products such as our research bioreactors have a lower development cost structure and faster time to market than therapeutic products principally due to the absence of the clinical studies required for governmental premarketing approval. We currently do not have available the financial resources to complete the clinical development of any of our therapeutic products without a strategic partner, and we are in need of and are seeking to raise additional capital. Accordingly, we cannot assure you that any of our product development efforts will be successfully completed, that any of our products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that our products will be capable of being produced in commercial quantities or that any of our products, if introduced, will achieve market acceptance or generate significant revenues. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. Accordingly, we expect our substantial losses to continue as we develop our portfolio and, even if one or more of our products under development should be commercialized, there can be no assurance that we can ever generate significant revenues or achieve or sustain profitability.

         We need to obtain additional funds to develop our therapeutics products and our future access to capital is uncertain.

         The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market. Even though we believe that our cash on hand should be sufficient to meet our projected operating and capital requirements only through October 15, 2001, within this time period we will require substantial additional funds, the amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. We do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of the Warrants and Options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we will be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials or to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease operations all together any of which would have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to holders of shares purchased in this offering.

2.   Risks Related to our Operations

         We are subject to extensive regulation which can be costly and time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for a product, the product may still face regulatory difficulties.

         All of our potential products and manufacturing activities are subject to comprehensive regulation by the Food and Drug Administration (FDA) in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Preclinical studies involve laboratory evaluation of product characteristics and often animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations the FDA, in some cases, may invalidate the studies and require that the sponsor replicate them.

         Certain of our potential products may be novel, and regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization. There is little or no precedent for the successful commercialization of products based on technology such as ours. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We will not be able to commercialize any of our potential therapeutic products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business. We have not yet sought FDA approval for any cancer vaccine or other therapeutic product.

         If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a regulated product from the market and experience other adverse consequences including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our therapeutic products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our therapeutic products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation, additional clinical trials, changes in labeling, and additional marketing applications may be required.

         An investigational new drug application ("IND") must become effective before human clinical trials may commence. The IND is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. However, the submission of an IND may not result in the FDA authorizing us to commence clinical trials in any given case.

         The process of developing therapeutic products requires significant research and development, preclinical testing and clinical trials, as well as regulatory filings and patent prosecution, all of which are extremely expensive and time-consuming. If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

         All of our potential therapeutic programs are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. Therefore, we must demonstrate each product's safety and efficacy in humans through extensive clinical testing. Although for planning purposes we project the commencement, continuation and completion of our clinical trials, we may experience numerous unforeseen events during or as a result of the testing process that could delay or prevent commercialization of our products, including the following:

- the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

- after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

- we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

- we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

- safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

- the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

         Clinical testing is very expensive, can take many years and may not be completed on schedule, and the outcome is uncertain. The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the FDA may not ultimately approve any of our therapeutic products for commercial sale, which may adversely affect our business and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

         We are dependent on two sources of supply for our biomatrix product, Cytomatrix(TM), and there would be a material adverse effect on our business and prospects if we were unable to obtain adequate supplies of such biomatrix through these suppliers.

         We have two independent suppliers which produce our Cytomatrix(TM) biomatrix product which we use or plan to use in a substantial number of our technologies and in our bioreactors. One supplier manufactures the material in a facility which adheres to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program, and the other does not. Only Cytomatrix(TM) which is cGMP grade can be used in or to produce therapeutic products. If these two suppliers are unable to produce and provide us with the biomatrix product, especially of cGMP grade, we will be forced to identify an alternative supplier or produce the product ourselves. In the case of the former, we are not currently aware of an alternative supplier capable of meeting our needs. In the case of the latter, we would be required to design, specify, construct, validate, staff and operate a biomatrix manufacturing facility. Currently, we do not have such a facility or the expertise or financial and other resources necessary to manufacture the product. In addition, if the suppliers produce an inadequate supply, or fail to produce or deliver the product on a timely basis, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability and otherwise have a material adverse effect on us.

         Under the Joint Venture agreement, if we do not exercise our option to acquire Cytomatrix, Cytomatrix has the right, exercisable from August 1, 2002 until December 31, 2002, to request that we, subject to the approval of our Board of Directors, seek to effect the acquisition of Cytomatrix in exchange for 8,741,706 shares of common stock. In the event that such acquisition does not occur for any reason, including the failure of our Board and/or our shareholders to approve such acquisition, then in connection with the required winding up and termination of the Joint Venture we would be obligated to provide the Joint Venture with additional funding of at least $6 million. The $6 million, along with any outstanding indebtedness of the Joint Venture to us, would be treated as a capital contribution from us to the Joint Venture and would not be repaid to us.

         In the event of a dissolution of the Joint Venture, we cannot now determine which assets of the Joint Venture we would acquire, other than the assets we originally contributed.

         The Joint Venture agreement provides that in the event of a dissolution each party will be entitled to the return of the intellectual property assets it contributed, and the remaining assets of the Joint Venture will be split according to a plan of dissolution to be determined within the 12 months prior to the date of the dissolution. Accordingly, other than our contributed intellectual property assets, we cannot now determine which assets of the Joint Venture, if any, Select would acquire in the event of the dissolution of the Joint Venture.

         We are substantially dependent upon licensed product opportunities.

         Our potential therapeutic products are not the result of our own internal basic research but rather arise from our ability to license technologies from third parties. Licenses may require us to achieve certain preclinical and clinical milestones within defined time periods. Our failure to meet any such obligations could result in the imposition of financial penalties or the non- exclusivity or termination of our licenses, which could have a material adverse effect upon our business and prospects.

         We are dependent upon third parties for certain research and development, and all clinical studies and manufacturing and marketing of our therapeutic products, which could impair our ability to commercialize our products.

         Given our limited personnel resources and experience, we are dependent upon third parties to perform research and development related to our programs which do not involve our Cytomatrix(TM) based cell expansion technologies and to supervise and perform all our clinical trials, manufacture all our pharmaceutical products for use in clinical trials and prepare and submit applications for regulatory approval of our clinical testing and commercialization of our products. There can be no assurance that we will be able to obtain these services from third parties by entering into collaborative arrangements or license agreements on commercially reasonably terms, or at all, or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain such arrangements would result in delays in the development of our proposed products or the loss of exclusivity or termination of our licenses. If we were required to fund such product development internally, our future capital requirements would increase substantially, and there can be no assurance that we could obtain additional funds to meet such increased capital requirements on acceptable terms, or at all.

         For example, we intend to rely on third party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials at an acceptable price and other terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability. Moreover, we and any third-party manufacturers that we may use must continually adhere to cGMP. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our vaccines and other therapeutics will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action, which could disrupt our business development and delay our market entry.

         By relying on these partners and third parties we will have less control, and may have virtually no control, over the timing, resources and other aspects of clinical trials than if we performed them ourselves; and we may be unable to control the amount and timing of resources which our collaborative partners would devote to our programs or potential products. We can't assure you that collaborators will not pursue other technologies or product candidates either on their own or in collaboration with others. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, our business and stock price may be materially and adversely effected. Collaborative arrangements or license agreements may also require us to expend funds and to meet certain milestones, and there can be no assurance that we will be successful in doing so. In addition, we can't assure you that disputes will not arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements with collaborators could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect upon our business, financial condition and results of operations.

         In addition, we have limited experience with sales, marketing or distribution. We may choose to utilize one or more pharmaceutical companies with established distribution systems and direct sales forces to market our products. In the event we choose to utilize such a distribution network and are unable to reach an agreement with one or more pharmaceutical companies to market our products, we may be required to market our products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that we will be able to establish, or have the financial and managerial resources to establish, in-house sales and distribution capabilities or relationships with third parties, or that we will be successful in commercializing any of our potential products. To the extent that we enter into co-promotion or other licensing arrangements, any revenues we receive will depend upon the efforts of third parties and we can't assure you that these efforts will be successful.

         Technology with respect to cancer therapeutics and other biopharmaceutical fields is rapidly evolving, and there can be no assurance of our ability to respond adequately.

         We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapidly evolving technology and intense competition from numerous organizations, including pharmaceutical companies, biotechnology firms, academic institutions and others. New developments are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render any of our potential products obsolete, uneconomical or otherwise unmarketable or unprofitable. In order to compete successfully, we will need to complete the development of and obtain regulatory approval of one or more of our products that keep pace with technological developments on a timely basis. Any failure by us to anticipate or respond adequately to technological developments will have a material adverse effect upon our prospects and financial condition.

         We may not be able to adequately protect our proprietary rights.

         Our success will depend in significant part on our ability to obtain and maintain elements of business protection practices, including but not limited to U.S. patent protection for our licensed technologies, preservation and defense of our trade secrets and proprietary rights, and operations that do not infringe upon the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. We can't assure you that patents will issue from the patent applications we own or have licensed or that the patent issued on Cytomatrix(TM), our biomatrix product used for our cell culture applications, and the other patents we own or have licensed, will provide us with significant protection against competitive applications or otherwise be commercially valuable. In addition, patent law relating to certain of our fields of interest, particularly as to the scope of claims in issued patents, is still evolving. Patent positions may not be as strong as in other more well-established fields, and it is unclear how this uncertainty will affect our patent rights. Litigation, which could be costly and time consuming, may be necessary to enforce any patents issued in the future to us or our licensors or to determine the scope and validity of the proprietary rights of third parties.

         The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the U.S. Patent and

Trademark Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

         Our competitive position is also dependent upon unpatented technology and trade secrets which may be difficult to protect. We can't assure you that others will not independently develop substantially equivalent proprietary information and techniques which would legally circumvent our intellectual property rights, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

         As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe upon the patents of others. Any such infringement litigation would be costly and time consuming to us. Currently, we have not registered all of our potential trademarks and there can be no assurance that we will be able to obtain registration for such trademarks.

         The use of our technologies could potentially conflict with the rights of others.

         Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities in that area. If our products conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

         We may suffer material adverse consequences as a result of litigation or other proceedings relating to patent and other intellectual property rights.

         The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations.

         Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. We also may be required to participate in interference proceedings involving our issued patents and pending applications. As a result of an unfavorable outcome in an interference proceeding, we may be required to cease using the technology or to license rights from prevailing third parties, who may not offer us a license on commercially acceptable terms.

         We are exposed to potential liability claims, and our insurance against these claims may not be sufficient to protect us.

         Our business exposes us to potential clinical trial and product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Although we have clinical trial and product liability insurance, there can be no assurance that the coverage it provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, even though we are insured, a product liability claim or product recall may result in losses that could be material.

         Competition in our industry is intense and many of our competitors have substantially greater managerial resources than we have.

         Competition in the fields of cell expansion, cancer vaccines and other therapeutics is intense and is accentuated by the rapid pace of technological development. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Competitors also may succeed in developing and marketing products that are more effective than or marketed before our products. Our competitors may develop safer or more effective therapeutic products, reach the market more rapidly and thereby reduce the potential sales of our products, or establish superior proprietary positions.

         We also anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate. If any of our products receive marketing approval, the inability of our products to compete effectively in the marketplace will materially and adversely affect our business operations.

         We must expand our operations to commercialize our products, which we may not be able to do.

         We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow, we will need to add personnel, including management, and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. In addition, we will need to renew our current lease or locate different facilities when our lease expires in February 2002. To compete effectively and manage our growth, we must train, manage and motivate a substantially larger employee base, accurately forecast demand for our products and implement operational, financial and management information systems. In the event that we fail to expand or manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed.

         If we lose key management and scientific personnel or cannot recruit qualified employees, our product development programs and our research and development efforts will be harmed.

         Our success is dependent upon the continued services and performance of Dr. Andrew R. Muir, our chief executive officer; Robert Bender, our chairman; Dr. Mark Pykett, Cytomatrix' co-founder and president and chief executive officer of the Joint Venture; and Dr. Michael Rosenzweig, Cytomatrix' co-founder and chief scientific officer of the Joint Venture. Although the Joint Venture maintains $1 million key man insurance on Drs. Pykett and Rosenzweig, the loss of their services or the services of Messrs. Muir or Bender could delay our product development programs and our research and development efforts. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on acceptable terms to replace them.

         The success of our products will depend in large part upon the availability of health care reimbursement.

         Our ability to commercialize our therapeutic products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot assure you that reimbursement for any technology we may market will be available, or if available, that the payor's reimbursement policies will not materially adversely affect our ability or the ability of any of our corporate partners to sell these products profitably.

3. Risks Related to our Common Stock

     We are authorized to issue additional shares of our common stock without stockholder approval, which could have an adverse affect upon the rights of our stockholders and the market price of our common stock.

     We have a substantial number of shares of common stock unissued and not reserved for specific issuances, of which we could issue an amount equal to 20% of our outstanding shares of common stock, without any action or approval by our stockholders, thus substantially diluting the percentage ownership of Select held by purchasers of the securities offered hereby and potentially adversely affecting the market price of our common stock.

     Market volatility may affect our stock price and the value of your investment may be subject to sudden decreases.

     The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Accountants ............................................   F-2

Consolidated Balance Sheet as of June 30, 2001 and 2000 .......................   F-4

Consolidated Statement of Operations for the years ended June 30, 2001
  and 2000 and the period from inception (December 6, 1996) to June 30, 2001 ..   F-5

Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 2001 and 2000 and the period from inception (December 6, 1996)
  to June 30, 2001 ............................................................   F-6

Consolidated Statement of Cash Flows for the years ended June 30, 2001
  and 2000 and the period from inception (December 6, 1996) to June 30, 2001 ..   F-7

Notes to Consolidated Financial Statements ....................................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Select Therapeutics Inc.:

In our opinion, the accompanying consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Select Therapeutics Inc. and its subsidiary (a Development Stage Enterprise) at June 30, 2001, and the results of their operations and their cash flows for the year then ended and for the cumulative period from inception (December 6, 1996) through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion which, as it relates to the cumulative period from inception (December 6, 1996) through June 30, 2001, is based on the report of other independent accountants with respect to the cumulative period from inception (December 6, 1996) through June 30, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since its inception and has limited working capital remaining at June 30, 2001. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
September 19, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Directors of Select Therapeutics Inc.

We have audited the accompanying consolidated balance sheet of Select Therapeutics Inc. (a Development Stage Enterprise) as at June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from inception on December 6, 1996 to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and the results of its operations and its cash flows for the year then ended and for the period from inception on December 6, 1996 to June 30, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since its inception and has limited working capital remaining at June 30, 2001. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG, LLP
Chartered Accountants

Toronto, Canada
September 12, 2000

                            SELECT THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                                                                                     JUNE 30,         JUNE 30,
                                                                                                      2001              2000
                                                                                                      ----              ----
ASSETS
Cash and cash equivalents ..................................................................       $    945,400        $  7,752,100
Accounts receivable ........................................................................               --                17,100
Receivable from Cell Science Therapeutics ..................................................            500,800                --
Inventory ..................................................................................               --                29,900
Prepaid expenses and other current assets ..................................................             13,300              56,500
                                                                                                   ------------        ------------
       Total current assets ................................................................          1,459,500           7,855,600
Property, plant and equipment, net .........................................................             14,000             108,900
Investment in Cell Science Therapeutics ....................................................          1,386,400                --
                                                                                                   ------------        ------------
       Total assets ........................................................................       $  2,859,900        $  7,964,500
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities .................................................       $  1,033,200        $    537,100
  Other current liabilities ................................................................            170,000             124,800
                                                                                                   ------------        ------------
       Total current liabilities ...........................................................          1,203,200             661,900
                                                                                                   ------------        ------------
Commitment and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, $.0001 par value;
    1,000,000 shares authorized; no shares issued and outstanding ..........................               --                  --
  Common stock, $.0001 par value; 50,000,000 shares authorized; 12,572,784 and
    11,862,308 shares issued and outstanding
    at June 30, 2001 and June 30, 2000, respectively .......................................              1,300               1,200
  Additional paid in capital ...............................................................         17,562,000          16,609,400
  Deferred compensation ....................................................................            (73,600)               --
  Deficit accumulated during the development stage .........................................        (15,833,000)         (9,308,000)
                                                                                                   ------------        ------------
    Total stockholders' equity .............................................................          1,656,700           7,302,600
                                                                                                   ------------        ------------
    Total liabilities and stockholders' equity .............................................       $  2,859,900        $  7,964,500
                                                                                                   ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                            SELECT THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                                       PERIOD FROM
                                                                                                                         INCEPTION
                                                                                                                       (DECEMBER 6,
                                                                                                                      1996) THROUGH
                                                                                     YEARS ENDED JUNE 30,                JUNE 30,
                                                                                 2001                 2000                 2001
                                                                                 ----                 ----                  ----

Revenue .............................................................      $       --           $    187,600         $    317,700
Operating expenses:
Research and development ............................................         2,550,000            1,604,600            6,584,700
Selling, general and administrative .................................         2,636,300            2,487,500            7,255,800
Write-down of intangible assets .....................................              --                640,800              640,800
Depreciation and amortization .......................................             7,700              283,200              478,100
                                                                           ------------         ------------         ------------
       Loss from operations .........................................        (5,194,000)          (4,828,500)         (14,641,700)

Interest income .....................................................           281,600              106,100              421,300
Other income ........................................................             1,000                 --                  1,000
Equity in loss of Cell Science Therapeutics .........................        (1,613,600)                --             (1,613,600)
                                                                           ------------         ------------         ------------

Net loss ............................................................      $ (6,525,000)        $ (4,722,400)        $(15,833,000)
                                                                           ============         ============         ============


Basic and diluted net loss per share ................................      $      (0.54)        $      (0.58)

Weighted average number of shares
used in computing basic and diluted net loss per share ..............        12,144,560            8,175,936

The accompanying notes are an integral part of these consolidated financial statements.

                            SELECT THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                          DEFICIT
                                                                                                       ACCUMULATED
                                                                        ADDITIONAL                     DURING THE
                                                  COMMON STOCK             PAID          DEFERRED      DEVELOPMENT
                                             NUMBER        AMOUNT       IN CAPITAL     COMPENSATION       STAGE            TOTAL
                                             ------        ------       ----------     ------------       -----            -----

Balance, December 6, 1996 ............   $       --     $       --     $       --      $       --      $       --      $       --

Issue of common shares ...............      5,634,094            600      5,145,200                            --         5,145,800

Net loss .............................           --             --             --                       (4,585,600)      (4,585,600)
                                         ------------   ------------   ------------    ------------    ------------    ------------


Balance, June 30, 1999 ...............      5,634,094            600      5,145,200            --        (4,585,600)        560,200

Issue of common shares and
  warrants to purchase 1,735,902
  common shares ......................      6,192,214            600     10,093,000                            --        10,093,600

Issue of common shares for
  services and license fees ..........         36,000           --           90,000                            --            90,000

Issue of stock options for services ..           --             --        1,281,200                            --         1,281,200

Net loss .............................           --             --             --                        (4,722,400)     (4,722,400)
                                         ------------   ------------   ------------    ------------    ------------    ------------


Balance, June 30, 2000 ...............     11,862,308          1,200     16,609,400            --        (9,308,000)      7,302,600

Issue of common shares for
  services and license fees ..........        144,000           --          505,600                            --           505,600

Issue of warrants and stock
  options for services ...............           --             --          447,100         (79,500)           --           367,600

Amortization of deferred
  compensation .......................                                                        5,900                           5,900

Issue of common shares and
  warrants to purchase 1,132,950
  common shares to adjust original
  purchase price on prior offerings ..        566,476            100           (100)                            --              --

Net loss .............................           --             --             --                        (6,525,000)     (6,525,000)
                                         ------------   ------------   ------------    ------------    ------------    ------------


Balance, June 30, 2001 ...............     12,572,784   $      1,300   $ 17,562,000    $    (73,600)   $(15,833,000)   $  1,656,700
                                         ============   ============   ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                            SELECT THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                                                                      (DECEMBER 6,
                                                                                                                      1996) THROUGH
                                                                                          YEARS ENDED JUNE 30,          JUNE 30,
                                                                                          2001           2000             2001
                                                                                          ----           ----             ----
Cash provided by (used in)

Operating activities:
   Net loss for the period ......................................................    $ (6,525,000)    $ (4,722,400)    $(15,833,000)
   Items not involving cash:
     Depreciation and amortization ..............................................           7,700          283,200          478,100
     Write-down of intangible assets ............................................            --            640,800          640,800
     Stock compensation .........................................................         879,100        1,371,200        3,184,000
     Gain on disposal of Sierra Diagnostics .....................................          (1,000)            --             (1,000)
     Equity in loss of Cell Science Therapeutics ................................       1,613,600             --          1,613,600
   Changes in assets and liabilities, net of effect of Sierra Diagnostics disposition:
     Accounts receivable ........................................................          17,100           (9,600)         100,100
     Inventory ..................................................................           3,100            2,200            7,600
     Prepaid expenses and other assets ..........................................          40,700          (34,800)         (14,600)
     Accounts payable and accrued liabilities ...................................         628,800         (162,000)       1,092,500
     Receivable from Cell Science Therapeutics ..................................        (500,800)            --           (500,800)
     Other current liabilities ..................................................          45,200          124,800          170,000
                                                                                     ------------     ------------     ------------
   Net cash used in operations ..................................................      (3,791,500)      (2,506,600)      (9,062,700)
                                                                                     ------------     ------------     ------------

Investing activities:
   Additions to property, plant and equipment ...................................         (14,200)         (27,800)         (90,800)
   Deposit of restricted cash ...................................................            --             72,000             --
   Cash balance related to Sierra disposition ...................................          (1,000)            --             (1,000)
   Investment in Cell Science Therapeutics ......................................      (3,000,000)            --         (3,000,000)
                                                                                     ------------     ------------     ------------
   Net cash (used in) provided by investing activities...........................      (3,015,200)          44,200       (3,091,800)
                                                                                     ------------     ------------     ------------

Financing activities
   Proceeds from issuance of common stock .......................................            --         10,093,600       13,385,900
   Repayment of loans due to the former stockholders
     of Sierra Diagnostics ......................................................            --               --           (286,000)
                                                                                     ------------     ------------     ------------
   Net cash provided by financing activities ....................................            --         10,093,600       13,099,900
                                                                                     ------------     ------------     ------------


(Decrease) increase in cash .....................................................      (6,806,700)       7,631,200          945,400

Cash and cash equivalents, beginning of period ..................................    $  7,752,100          120,900             --
                                                                                     ------------     ------------     ------------


Cash and cash equivalents, end of period ........................................    $    945,400     $  7,752,100     $    945,400
                                                                                     ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS:

     Select Therapeutics Inc. (the "Company") was incorporated under the laws of Delaware. Substantially all of the Company's operations and assets are located in the United States and the Company conducts biopharmaceutical research and development for the purposes of developing pharmaceutical products.

     The Company's financial statements have been prepared on the basis that it and the joint venture described below will be able to continue as a going concern. The Company is in the development stage, has a limited operating history and has incurred a cumulative net loss of $15,833,000 through June 30, 2001. The Company and the joint venture have sufficient cash and cash equivalents to fund operations through October 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking additional financing to fund ongoing research and operating expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient additional financing on terms acceptable to the Company. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Given that the Company is in the development stage, the success of future operations is subject to a number of risks similar to those of other companies in the same stage of development. Risks extend beyond technical and clinical development and, in particular, involve intellectual property rights, the need for substantial additional capital, regulatory, competitive and medical economic factors which are continually changing, and issues of insurance reimbursement, all of which apply also to the biotechnology industry in general.

     Effective January 2, 2001, the Company and Cytomatrix, LLC formed a joint venture organized as a Delaware corporation and named Cell Science Therapeutics, Inc. ("CST") (Note 6). The purpose of CST is to develop and commercialize biopharmaceutical products based on proprietary technologies in cell culture, tissue engineering and immunotherapy. A majority of the assets and operations of the Company were transferred into CST. The Company and Cytomatrix each own 50% of the equity of CST, which operates out of Cytomatrix' former premises located in Woburn, Massachusetts. Starting February 2002, the Company has the option to acquire Cytomatrix and thus its 50% interest in CST for approximately 9.7 million shares of common stock.

     On November 3, 2000, the Company sold all of its shares in its wholly-owned subsidiary, Sierra Diagnostics, to a group of private investors and management of Sierra in exchange for a 6% royalty on future sales of Sierra's current products in excess of specified thresholds and a promissory note for $1.394 million, the amount of Select's intercompany advances receivable from Sierra at the time of the sale (Note 5). The sale was effective as of October 1, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

     The consolidated financial statements include the accounts of Select Therapeutics Inc. and its wholly-owned subsidiary, Select Therapeutics Canada, as well as Sierra Diagnostics through its effective disposition on October 1, 2000. Intercompany accounts and transactions have been eliminated. We account for CST under the equity method as each owner owns 50% (Note 6).


CASH EQUIVALENTS

     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, which include accounts payable and the receivable from CST, approximate their carrying value based on their short-term maturity and prevailing interest rates.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, typically three to five years. Upon sale or retirement, the asset cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Maintenance and repair costs are expensed as incurred.

RESEARCH AND DEVELOPMENT EXPENSES

     Costs incurred for research and development activities are expensed as incurred.

PATENT COSTS

     Patent costs are expensed due to the uncertainties involved in realizing value in the future from specific patents.

IMPAIRMENTS OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets, primarily fixed assets and the investment in CST, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. No impairments were required to be recognized during the year ended June 30, 2001. During the year ended June 30, 2000 an impairment charge of $640,800 was recognized against the total outstanding net book value of intangible assets pertaining to Sierra Diagnostics, Inc. (Note 5).

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the excess, if any, of the fair value of the Company's stock over the exercise price of the option on the measurement date. Compensation expense is recognized over the respective vesting period. All stock based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SELECT THERAPEUTICS INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


COMPREHENSIVE LOSS

     Comprehensive income (loss) is comprised of two components, net income
(loss) and other comprehensive income (loss). For the years ended June 30, 2001 and 2000 and since inception, the Company had no items qualifying as other comprehensive income (loss).

RECLASSIFICATIONS

     Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the reported net loss for fiscal 2000.

SEGMENT REPORTING

     The Company operates in a single segment, biopharmaceutical research and development, and has no organizational structure dictated by product lines, geography or customer type. Substantially all of the Company's operations and assets are located in the United States.

RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position or its results of operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002; however, the Company has the option of adopting SFAS 142 early, as of July 1, 2001. The Company is currently assessing but has not yet determined the impact of adoption on its financial position and results of operations.

3.    NET LOSS PER SHARE

      The basic and diluted net loss per share has been calculated using the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock relating to outstanding warrants of 2,960,852 and 1,735,902 and options of 1,781,000 and 1,250,000 as of June 30, 2001 and 2000, respectively, as their inclusion would be anti-dilutive.

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                 USEFUL
                                                  LIVES         JUNE 30,
                                               (IN YEARS)   2001       2000
                                               ----------   ----       ----

Manufacturing equipment......................      7      $     --   $ 116,600
Leasehold improvements.......................     10                    27,900
Computer and office equipment ...............      3        18,000      29,900
                                                          --------   ---------
                                                            18,000     174,400
Accumulated depreciation.....................               (4,000)    (65,500)
                                                          --------   ---------
                                                          $ 14,000   $ 108,900
                                                          ========   =========

Depreciation expense for the years ended June 30, 2001 and 2000 and for the period from inception (December 6, 1996) through June 30, 2001 was $7,700, $23,400, and $73,200, respectively.

5.   DISPOSITION

     On November 3, 2000, the Company sold all of its shares in its wholly-owned subsidiary, Sierra Diagnostics, to a group of private investors and management of Sierra in exchange for a 6% royalty on future sales of Sierra's current products in excess of specified thresholds and a promissory note for $1.394 million, the amount of Select's intercompany advances receivable from Sierra at the time of the sale. The sale was effective as of October 1, 2000. The net book value of Sierra at that time was ($1,000) comprised of: $1,000 cash, $26,800 inventory, $2,500 prepaid expenses, $101,300 property, plant and equipment and $132,600 accounts payable and accrued liabilities. The note is secured by certain patent rights of Sierra and bears interest at a rate of 9.5% to December 31, 2000, and thereafter to be adjusted quarterly based on a published prime rate. There is no fixed term to maturity and repayments are contingent upon certain future events. A reserve against the full amount of the note receivable and accrued interest has been provided because there are significant uncertainties as to Sierra's ability to generate the cash flows from sales of current Sierra products necessary to make repayments under the promissory note. The Company recognized a net gain of $1,000 on the disposition of Sierra.

     When acquired in 1999, it was expected that Sierra would cover its costs from sales of diagnostic products and eventually contribute cash flow to fund the Company's research and development activities. The Sierra sales were however slower to develop than expected and accordingly, operating losses were increased. In consultation with marketing consultants, management believed the resources required to develop this business were greater than expected or available. Due to the significant ongoing investment required to develop the diagnostic business, management decided in July 2000 that it would not continue to support this business. Consequently, management concluded from its evaluation that a significant impairment of the goodwill and acquired license had occurred. During the year ended June 30, 2000, an impairment charge of $640,800 was required to write off the carrying value of these assets.

6.   FORMATION OF JOINT VENTURE

     On January 2, 2001, the Company and Cytomatrix, LLC formed a joint venture organized as a Delaware corporation and named Cell Science Therapeutics, Inc. ("CST"). The Company and Cytomatrix each own 50% of the voting equity of CST which operates out of Cytomatrix' premises located in Woburn, Massachusetts.

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     CST is developing biopharmaceutical products based on proprietary technologies in cell culture, tissue engineering and immunotherapy. Cytomatrix contributed to CST all its intellectual property and other assets relating to tissue engineering and design of regenerative T-cells. The Company contributed all its intellectual property and other assets relating to its verotoxin-based vaccine program incorporating its Activate (TM) technology for presenting antigens to dendritic cells and certain other technology. These assets contributed were carried on the Company's balance sheet at a net book value of zero since all related costs have been expensed as research and development. CST also includes the development facilities and personnel infrastructure which were contributed by Cytomatrix.

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

     The Company is accounting for its interest in CST under the equity method. The Company includes in its equity in loss of CST amortization of implied goodwill and other intangible assets recognized at the Company financial reporting level upon the formation of CST. This implied goodwill and other intangible asset value, amounting to $1,310,800, represents the difference in net book value of the net assets contributed by the Company and the Company's 50% interest in the $3,378,400 of underlying net assets of CST (on a predecessor basis). A portion of the implied goodwill and other intangible asset value is attributable to in-process research and development contributed to CST which does not have alternative future use; accordingly, the Company has expensed this portion amounting to $131,100 in the year ended June 30, 2001 as part of its equity in loss of CST. The Company is amortizing the remaining implied goodwill and other intangible asset value based on the useful lives of the underlying assets ranging between 2 - 5 years.

7.   PRO FORMA RESULTS OF OPERATIONS

     The unaudited pro forma consolidated statements of operations presented below reflect the Company's financial results assuming the disposition of Sierra and the formation of CST had occurred at the beginning of each period. Accordingly, it excludes all revenues and costs of Sierra and includes the effect of transferring certain of Select's operations to CST and recognizing Select's equity interest in the results of CST for the years ended June 30, 2001 and 2000. The pro forma equity in loss of CST also includes $350,000 for each of the years ended June 30, 2001 and 2000, reflecting the amortization of implied goodwill and other intangible assets created at the Company financial reporting level upon the formation of CST.

                                                                                                         YEAR ENDED JUNE 30,
                                                                                                     --------------------------
                                                                                                     2001                  2000

Revenue ................................................................................         $       --                     $--
Operating expenses:
  Research and development .............................................................            1,365,000               664,500
  Selling, general and administration ..................................................            2,153,500             1,082,800
  Depreciation and amortization ........................................................                1,500                   600
                                                                                                 ------------          ------------
       Loss from operations ............................................................         $ (3,520,000)         $ (1,747,900)
Interest income ........................................................................              281,600               106,100
Equity in loss of Cell Science Therapeutics ............................................           (2,831,400)           (1,339,900)
                                                                                                 ------------          ------------

Net loss ...............................................................................         $ (6,069,800)         $ (2,981,700)
                                                                                                 ============          ============



Basic and diluted net loss per share ...................................................         $      (0.50)         $      (0.36)
Weighted average number of shares used in computing basic and diluted
  net loss per share ...................................................................           12,144,560             8,175,936
                                                                                                 ------------          ------------

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.     CELL SCIENCE THERAPEUTICS STATEMENT OF OPERATIONS

       The summarized results of CST, the Company's 50% owned equity investee, for the period from inception (January 2, 2001) to June 30, 2001 are presented below.

       The Company has an equity interest in CST equal to the carryover value of the net assets contributed to CST; therefore, these results of CST exclude $306,100 in amortization of goodwill and intangible assets, including a write-off of an in-process research and development component, recognized by CST in its accounts as a result of its formation and the application of APB16. Furthermore, Cytomatrix incurred stock compensation charges on behalf of CST of $1,329,200 during the six months ended June 30, 2001 in relation to employees of CST. These charges have been recognized by CST through the appropriate operating expense categories and as additional paid in capital from Cytomatrix. The Company's benefit from Cytomatrix's contribution to CST relating to these costs ($664,600) was recorded as an increase in its investment in CST with a corresponding reduction of its 50% share in CST's net loss for the period.

                                                                     PERIOD FROM
                                                                       INCEPTION
                                                                     (JANUARY 2,
                                                                   2001) THROUGH
                                                                       JUNE 30,
                                                                         2001

Revenue ..................................................          $   943,800
Operating expenses:
  Research and development ...............................            3,108,800
  Selling, general and administration ....................            1,537,800
  Depreciation and amortization ..........................              219,200
                                                                    -----------
       Loss from operations ..............................           (3,922,000)
Interest income ..........................................               32,900
Interest expense .........................................              (55,200)
                                                                    -----------
Net loss .................................................          $(3,944,300)
                                                                    ===========


9.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               JUNE 30,
                                                         2001              2000

Legal ........................................         $252,400         $135,900
License Fees .................................          179,100           20,000
Consulting - Board of Directors ..............          204,800          179,100
Accounting ...................................          132,000           37,900
Joint Venture ................................          100,000             --
Investor Relations ...........................           28,700           49,500
Payroll ......................................           17,000           15,500
Commissions ..................................             --              9,400
Other ........................................            5,400           49,700
                                                       --------         --------
                                                       $919,400         $497,000

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     10. CAPITAL STOCK

     During the years ended June 30, 2001 and 2000, respectively, the Company issued 144,000 and 36,000 shares of common stock valued at $505,600 and $90,000 as consideration for consulting services and license fees.

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

     In February 2001, the Company issued 566,476 common shares and warrants to purchase 1,132,950 common shares to investors in its October 1999, November 1999 and January/March 2000 private offerings. Each investor received 0.1 share of common stock and one Class E warrant to purchase 0.2 shares of common stock at a price of $2.00 per share, exercisable until December 31, 2002, for each share of common stock purchased in these offerings. This issuance was recorded as an adjustment to the original purchase price of these securities.

     In April 2001, the Company granted options to employees and board of directors to purchase 450,000 common shares at a price of $1.65 per share. The options vest over three years and expire on April 2011.

     In April 2001, the Company granted options to outside consultants to purchase 51,000 common shares at a price of $1.65 per share. The fair value of the option as determined by the Black Scholes Model, amounting to $79,500, in deferred compensation of which $5,900 was expensed in the period.

     During the year ended June 30, 2000 the Company issued options to purchase 150,000 shares of common stock valued at $682,200 as consideration for consulting services. During the year ended June 30, 2000, the Company also issued options to purchase 1,100,000 shares of common stock to employees with an exercise price less than the fair compensation charge of $599,000.

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.     EMPLOYEE STOCK OPTION PLANS

      In 2001, the Company adopted the 2001 Incentive Plan (the 2001 Plan) under which options to purchase 3 million shares of the Company's common stock, as amended, may be granted to employees, directors and consultants. Options granted under the 2001 Plan may be incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to employees. The Board of Directors is responsible for the administration of the Plans. The Board of Directors determines the period over which options become exercisable. The period is not to exceed 10 years. The exercise price of stock options and nonstatutory stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date.



       A summary of the status of the Company's stock options as of June 30, 2001 and 2000, and changes during the years then ended, is presented below:


                                                      OPTIONS ISSUED UNDER
                                                            THE PLAN
                                                               AVERAGE PRICE PER
                                                       SHARES         SHARE

Outstanding at June 30, 1999..............                  --         $--
       Granted............................           1,250,000        3.90
       Exercised..........................                  --          --
       Cancelled..........................                  --          --
                                                     ---------
Outstanding at June 30, 2000..............           1,250,000        3.90
       Granted............................             531,000        1.79
       Exercised..........................                  --          --
       Cancelled..........................                  --          --
                                                     ---------
Outstanding at June 30, 2001..............           1,781,000       $3.27
                                                     =========

Weighted Average fair value of
    options granted during the year ......                            $.43
Options Available for Future Grant .......           2,499,000
                                                     ---------


The following table summarizes information about stock options outstanding at June 30, 2001:

                                                                                   WEIGHTED
                                                  OPTIONS OUTSTANDING              AVERAGE              OPTIONS EXERCISABLE
                                           ---------------------------------     CONTRACTUAL     ----------------------------------
RANGE OF EXERCISE                          NUMBER OF        WEIGHTED AVERAGE         LIFE                          WEIGHTED AVERAGE
PRICES                                       OPTIONS          EXERCISE PRICE      (IN YEARS)     EXERCISABLE        EXERCISE PRICE
-----------------                          ---------        ----------------      ----------     -----------      ------------------
$1.65-1.73 ....................              801,000            $   1.68             7.30           300,000            $   1.73
$4.00-5.00 ....................              980,000                4.57             5.61           980,000                4.57
                                           ---------                                              ---------
                                           1,781,000            $   3.27                          1,280,000            $   3.91
                                           =========                                              =========

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Stock options issued to non-employees are accounted for in accordance with SFAS 123. During the years ended June 30, 2001 and 2000, the Company granted options to purchase 81,000 and 150,000 shares of common stock, respectively, to consultants in exchange for services. During the year ended June 30, 2001, the Company recorded deferred compensation of $79,500, of which $5,900 was amortized to compensation expense, in relation to the 81,000 options issued in 2001. The remaining balance of $73,600 will be remeasured to fair value at each reporting date and amortized to expense through the vesting period of the options. During the year ended June 30, 2000, the Company recorded compensation expense of $682,200 in relation to the options issued to consultants in 2000. During the year ended June 30, 2000, the Company also issued options to purchase 1,100,000 shares of common stock to employees with an exercise price less than the fair market value of the underlying shares and, accordingly, recognized a compensation charge of $599,000.

     Except for the options noted above, no other compensation cost has been recognized for employee stock-based compensation for the years ended June 30, 2001 and 2000. Had compensation cost to employees been determined based on the fair value at the grant dates for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss would have been the pro forma amounts indicated below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

                                                      YEAR ENDED JUNE 30,
                                               --------------------------------
                                                     2001            2000
                                               -------------    ---------------
Pro forma net loss ......................      $   6,569,100    $     4,722,398
Basic and diluted loss per share ........      $        0.54    $          0.58

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants

                                                            2001            2000
Dividend yield .................................            None            None
Volatility .....................................            115%            145%
Risk free interest rate ........................            5.53%           6.39%
Expected life (years) ..........................              5               7

12.  COMMITMENTS:

     The Company has entered into several license agreements under which the Company has obtained rights to license and sublicense certain intellectual property. These licenses require the Company to pay royalties of between 2% and 7% of net revenue from products using the licensed intellectual property. The licenses also require the Company to pay between 30% and 50% of sublicense fees.

                            SELECT THERAPEUTICS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The Company can terminate the license agreements at any time, provided that 30 days' notice is given.

13.  RELATED PARTIES

     Robert Bender, chairman of the Board of Directors, was retained as a consultant to the Company. For these services, he was paid an average monthly consulting fee of $14,300 and $12,800 in the years ended June 30, 2001 and 2000, respectively. On June 30, 2001, $70,000 was accrued for consulting services.

     Dr. Allan Green, a director of the Board of Directors, was retained as a consultant to the Company. For these services, he was paid a monthly consulting fee of $6,300 and $10,000 in the years ended June 30, 2001 and 2000, respectively. On June 30, 2001 $125,000 was accrued for consulting services.

     Dr. Clifford Lingwood, a director of the Board of Directors, was retained as a consultant to the Company. For these services, he was paid a monthly consulting fee of $1,900 and $1,300 in the years ended June 30, 2001 and 2000, respectively.

     Robert Galler, a director of the Board, was retained as a consultant to the Company. For these services, he was paid a monthly consulting fee of $14,600 and $10,000 in the years ended June 30, 2001 and 2000, respectively. As of March 2001, Mr. Galler is no longer affiliated with the Company.

     The Company believes that each of the related party transactions described above were on terms as fair to the Company as could have been obtained from unaffiliated third parties.

14.   INCOME TAXES

      Due to net operating losses incurred since inception, the Company has not recorded a provision for income taxes since its inception.

Deferred tax assets are comprised of the following:

                                                      30-Jun-01      30-Jun-00
                                                      ---------      ---------
Deferred tax assets:

Deferred compensation                               $   873,000     $   448,000
Net operating loss carryforwards                      3,200,000       2,029,000
Reserve for notes receivable                            561,000            --
Other                                                   191,000         127,000
                                                    -----------     -----------

  Gross deferred tax assets                           4,825,000       2,604,000

Valuation allowance                                  (4,263,000)     (2,604,000)
                                                    -----------     -----------

                                                        562,000            --

Deferred tax liabilities:

Installment gain                                       (562,000)           --
                                                    -----------     -----------

  Net deferred taxes                                $      --       $      --
                                                    ===========     ===========



Income taxes computed at the federal statutory income tax rate differ from the Company's effective tax rate of zero as follows:

                                        30-Jun-01       30-Jun-00
                                        ---------       ---------

Statutory tax rate                           34.0%           34.0%

State taxes, net of federal tax benefit       4.6             6.2%
Non-deductible joint venture loss            (8.5)             --
Other                                         6.8              --
Change in valuation allowance               (36.9)          (40.2)
                                         --------       ---------

Provision for income taxes                     --%             --%
                                         ========       =========

As of June 30, 2001, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $7,350,000 and federal and state research and development credit carryforwards of approximately $ 46,000 and $36,000, respectively, which may be available to offset future federal and state taxable income and income tax liabilities and which expire at various dates through 2020. Effective January 2, 2001, the Company and Cytomatrix, LLC formed a joint venture company, CST. Because the Company does not file a consolidated tax return with CST, the profits and losses from the joint venture do not flow into the Company's tax returns; therefore, the Company will not receive any tax benefit from the net operating losses of CST. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets and, as a result, a valuation allowance has been established at June 30, 2001 for the full amount of the net deferred tax assets.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 14, 2000, we advised KPMG, LLP the independent accountants who originally audited the consolidated financial statements of the Company as of June 30, 2000 and 1999 and for the two years then ended, that their audit services would not be utilized for subsequent periods. The decision to change accountants was approved by the Board of Directors.

      After consideration of the qualifications of various accounting firms and following appropriate interviews, we engaged PricewaterhouseCoopers LLP to act as Select's independent certified public accountants effective December 14, 2000. PricewaterhouseCoopers LLP has audited the financial statements of the Company as of June 30, 2001 and for the fiscal year ended June 30, 2001. During the audit of the Company's financial statements as of June 30, 2000 and 1999, and for the two years then ended, there was not any disagreement between the Company and KPMG, LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or compliance with applicable rules of the Commission, which disagreement, if not resolved to the satisfaction of KPMG, LLP (regardless of whether or not such disagreement was satisfactorily resolved), would have caused KPMG, LLP to make reference in connection with its reports to the subject matter of the disagreement.

The reports of KPMG, LLP on the financial statements of the Company as of June 30, 2000 and 1999, and for the years then ended, did not contain an adverse opinion or a disclaimer of opinion nor was such report qualified as to uncertainty, audit scope, or accounting principles except that such reports stated that "...[Registrant] has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern."

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 10.          EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         2.1 Joint Venture and Shareholder Agreement by and between the Company and Cytomatrix, LLC dated December 13, 2000(1)

         3.1      Restated Certificate of Incorporation(2)

         3.1a Certificate of Amendment of Certificate of Incorporation, dated June 27, 2000(3)

         3.2      By-Laws(2)

         4.1      Specimen Common Stock Certificate(3)

         4.2 Form of Class A Redeemable Common Stock Purchase Warrant for investors in the private placement offering dated in October 1, 1999(3)

         4.3 Form of Class B Redeemable Common Stock Purchase Warrant for investors in the private placement offering dated November 11, 1999 and as payment to certain individuals for services rendered in connection with said offering(3)

         4.4 Form of Class C Redeemable Common Stock Purchase Warrant as payment to certain individuals for services rendered in connection with the private placement offering dated March 10, 2000, as amended(3)

         4.5 Form of Class D Redeemable Common Stock Purchase Warrant as payment to certain entity for services rendered to the Company(4)

         4.6 Form of Class E Redeemable Common Stock Purchase Warrant for investors in the private placement offerings dated October 1, 1999, November 11, 1999 and March 10, 2000, as amended(4)

         4.7 Stock Option Agreement with Dawn Van Zant, dated March 2, 2000 to purchase 25,000 shares of the Company's Common Stock at a price of $4.25 per share.(3)

         4.8 Stock Option Agreement with Dawn Van Zant, dated March 2, 2000 to purchase 25,000 shares of the Company's Common Stock at a price of $5.00 per share.(3)

         4.9 Stock Option Agreement with Bonni Dutcher, dated September 11, 2000, to purchase 15,000 shares of the Company's Common Stock at a price of $4.00 per share.(5)

         4.10 Rights Agreement, dated as of February 16, 2001, between Select Therapeutics Inc. and Florida Atlantic Stock Transfer, Inc., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (6)

         10.1 Consulting Agreement with Robert Bender Consulting Limited, dated January 1, 1999(2)

         10.2     Consulting Agreement with Craig Sibley, dated January 1,
                  1999(2)

         10.3 Consulting Agreement with Dr. Clifford A. Lingwood, dated January 1, 1999(2)

         10.4 Consulting Agreement with Allan M. Green, M.D., J.D., Ph.D., dated January 1, 1999(2)

         21       Subsidiaries of Company(4)

----------
(1) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2001.

(2) Incorporated by reference to Registrant's Form 10-SB12G filed with the Securities and Exchange Commission on September 16, 1999.

(3) Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 28, 2000.

(4) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2001 (file No. 333-65972).

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10Q-SB for quarter ended September 30, 2000.

(6) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2001.

(b) We did not file any Current Reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SELECT THERAPEUTICS INC.
                                           (Company)

                                           By    /s/ ANDREW R. MUIR
                                              ---------------------------
                                                 Dr. Andrew R. Muir
                                                 President
                                                 (Principal Executive Officer)

                                           Date: September 28, 2001


                                           By    /s/ MICHELLE C. GUERTIN
                                                 ------------------------
                                                 Michelle C. Guertin
                                                 Controller
                                                 (Principal Financial Officer)

                                           Date:  September 28, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT BENDER
------------------------------
Robert Bender
Chairman of the Board, Secretary and Treasurer

Date: September 28, 2001

/s/ ANDREW R. MUIR
------------------------------
Dr. Andrew R. Muir
Director

Date: September 28, 2001

/s/ ALLAN M. GREEN
------------------------------
Dr. Allan M. Green
Director

Date: September 28, 2001


/s/ CLIFFORD LINGWOOD
------------------------------
Dr. Clifford Lingwood
Director

Date: September 28, 2001


/s/ THOMAS M. REARDON
------------------------------
Thomas M. Reardon
Director

Date: September 28, 2001