Form 10KSB/A
period 2001-06-30
SELECT THERAPEUTICS INC
filed 2001-10-25
CIK 1037158

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                         AMENDMENT NO. 1 TO FORM 10-KSB
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-16367

                            SELECT THERAPEUTICS INC.
              (Exact name of Small Business Issuer in its Charter)

            DELAWARE                                            98-0169105
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                50 CUMMINGS PARK
                           WOBURN, MASSACHUSETTS 01801
          (Address of principal executive offices, including zip code)

                                  781-939-0995
                            Issuer's telephone number

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant had no revenues in the fiscal year ended June 30, 2001.

As of October 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant's Common Stock, as reported on The American Stock Exchange, was approximately $16,407,303. As of October 17, 2001, 12,621,002 shares of the registrant's Common Stock were outstanding.

                   AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB/A
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

         This Amendment No. 1 to the Annual Report on Form 10-KSB/A for Select Therapeutics Inc. (Select, or the Company), is being filed solely to add the information required in Part III and to include additional exhibits.

         As disclosed in Item 1 of our Form 10-KSB, we are a development stage biopharmaceutical company incorporated in Delaware in January 1997, under the name VT Development, Inc. In July 1997, we changed our name to Select Therapeutics Inc. Effective January 2, 2001, our "virtual" business operations ceased when, for reasons of product development as well as technology synergy, we and Cytomatrix, LLC ("Cytomatrix"), a California limited liability company in the development stage, formed a joint venture named Cell Science Therapeutics, Inc. ("CST" or the "Joint Venture"), a Delaware corporation of which we and Cytomatrix each own 50% of the outstanding common stock.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

         Each director of the Company holds office until the next annual meeting of shareholders or until their successor has been elected and qualified. Vacancies may be filled by a majority vote of directors then remaining in office. Officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the age, positions and offices currently held by each director. For information about ownership of the Company's voting securities by each director, see the section captioned "Director Compensation" under Item 10, "Executive Compensation" and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

NAME                                  AGE      TITLE
----                                  ---      -----
Robert Bender                         54       Chairman of the Board, Secretary
                                               and Treasurer

Thomas M. Reardon (1)(2)              55       Vice Chairman

Dr. Andrew R. Muir                    57       Chief Executive Officer, Director

Dr. Allan M. Green                    57       Director

Dr. Allen Krantz (1)                  61       Director

Dr. Clifford A. Lingwood (2)          51       Director

Paul Lucas (1)                        51       Director

Michael McCall (2)                    63       Director

-------------

(1)  Audit Committee member
(2)  Compensation Committee member


BUSINESS EXPERIENCE AND BACKGROUNDS OF THE DIRECTORS

         The background of each of the Company's current directors is as follows:

         ROBERT BENDER. Mr. Bender is our co-founder and has been one of our directors since our inception in January 1997. Mr. Bender served as our president from our inception until May 1997, at which time he became our chairman of the board, chief executive officer, secretary and treasurer. In January 2001, Mr. Bender was appointed to the board of the Joint Venture and was replaced as our chief executive officer by Steve Peltzman (who served until September 2001). Since 1972, Mr. Bender has been active in entrepreneurial technology-based companies, primarily in the medical field, and his professional focus has been on the assessment and development of new ventures. Mr. Bender has extensive experience in institutional and private venture capital, having been associated with Adler & Co. in New York City and Ventures West in Vancouver. He has participated in the management and/or development of a number of privately held start-up companies and been active in the transfer of technology between corporations and from academic institutions.

         THOMAS M. REARDON. Mr. Reardon, our vice chairman, has been one of our directors since January 1999. Since September 2000, he has been Of Counsel to the law firm Greenberg, Traurig in its Boston office. From 1990 until September 2000, he was at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., where he served as co-chairman of the health law group and president of its affiliate ML Strategies, Inc. In September 1999, Mr. Reardon became the chief executive officer of Vector Health Solutions, now Cambio Health Solutions, LLC, an affiliate of Quorum Health Resources, LLC. In addition, Mr. Reardon serves as a director of numerous organizations in the healthcare field.


         ANDREW R. MUIR, PH.D., M.B.A. Dr. Muir has been our chief executive officer and a director since September 2001. He is also chairman of the board of directors of the Joint Venture. He has over 30 years of entrepreneurial experience in the US and Europe, spanning the Biomedical, Analytical Instrumentation, Semiconductor, Computer and Internet industries. For twenty years he was with the Perkin Elmer Corporation (now Applera Corporation) where he served in a number of managerial capacities. He then worked with a number of smaller companies, notably MediSense and ChemCore (now Caliper Technologies) as a senior executive manager. Dr. Muir has worked with a number of other biomedical companies as a senior executive focused on product development. He is a member of the Board of Directors for a number of private technology companies. Dr. Muir holds a PhD in

Physical Chemistry from Oxford University (England) and also holds an MBA from Pace University (New York).

         ALLAN M. GREEN, M.D., PH.D., J.D. Dr. Green has been one of our directors since January 1999. He is also the chairman of our scientific and medical advisory board. Dr. Green is a physician, lawyer, and research scientist with experience as an operating officer in the pharmaceutical industry. Dr. Green also has been Of Counsel to the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since September 1989. In addition, Dr. Green is vice-president, pharmaceutical/biomedical products for Mintz, Levin's affiliate ML Strategies, LLC, where he serves a wide range of health care, biotechnology and pharmaceutical clients. Dr. Green has successfully represented many American and Canadian clients in their relationships with the FDA and has organized a number of multi-disciplinary conferences on healthcare, pharmaceutical and funding issues. Dr. Green was formerly medical director of New England Nuclear/Dupont Medical Products. He currently is a director of North American Scientific, Inc., Neurochem, Inc. and Gliatech, Inc. Dr. Green has served on various government committees as a technical consultant and has held several medical school appointments. Dr. Green is the author of many scientific papers in biochemistry and drug development and is well known for his issues and commentary series which analyzes the competitive commercial aspects and potential markets for emerging pharmaceutical technologies. Dr. Green received his B.S. in economics in 1966 and his Ph.D. in biochemistry and metabolism in 1971 from the Massachusetts Institute of Technology. He received his M.D. from Case Western Reserve University School of Medicine in 1972. Dr. Green holds board certification in both internal medicine and in nuclear medicine. Dr. Green received his J.D. from Boston College Law School in 1991.

         ALLEN KRANTZ, PH.D. Dr. Krantz has been one of our directors since January 1999. He is trained as an organic chemist and has held several positions of increasing authority at the Syntex Corporation over his 13 years there, most recently as a vice president of research at Syntex Research, Canada and as a distinguished scientist within the Syntex Corporation. Prior to that, Dr. Krantz was a tenured associate professor of chemistry and pharmacology at the State University of New York at Stony Brook. From June 1994 to November 1997, Dr. Krantz was an executive vice president of research at Red Cell, Inc., a start-up biotechnology company. Since November 1997, Dr. Krantz has been president of Bullet Therapeutics, a start-up drug development enterprise. In addition to his responsibilities at Bullet, Dr. Krantz has assumed the position of licensing and business development at the University of South Florida as executive director of the research foundation and is a professor in the department of biochemistry and molecular biology in the school of medicine. Dr. Krantz received his B.S. from the City College of New York and his Ph.D. from Yale University.

         DR. CLIFFORD A. LINGWOOD. Dr. Lingwood is our co-founder and has been one of our directors since our inception. For the last 20 years Dr. Lingwood has worked in academia, during which time he participated in the development of the scientific technology which has been licensed to us. Since 1989, Dr. Lingwood has been affiliated with both the University of Toronto and the Hospital for Sick Children in Toronto and is currently serving as an associate professor in the departments of clinical biochemistry, biochemistry and microbiology at the University of Toronto and a senior scientist in the departments of microbiology and biochemistry at the

Hospital for Sick Children. Dr. Lingwood is one of the inventors of, and a patent applicant with regard to certain of our licensed technologies.

         PAUL LUCAS. Mr. Lucas has been one of our directors since September 1998. Since April 1994, Mr. Lucas has been the president and chief executive officer of GlaxoSmithKline, Inc., Canada, a company he joined in September 1986. Mr. Lucas has more than 20 years experience in the Canadian pharmaceutical industry, and was instrumental in overseeing the successful 1995 merger of Glaxo Canada and Burroughs Wellcome. Mr. Lucas currently serves on several university committees and is the vice chairman of the Pharmaceutical Manufacturers Association of Canada.

         MICHAEL MCCALL. Mr. McCall, who has been one of our directors since January 2001, has spent most of his adult life involved in the health care field. From 1962 to 1979, he worked for Baxter Laboratories in a variety of marketing and management positions, including director of marketing for Fenwal Blood Products, and in his last position, vice-president of Baxter's pharmaceutical division. From 1980 to 1985, he worked for Delmed Inc. as a vice president responsible for its Blood Products and Serologicals subsidiaries, worldwide providers of specialty human antibodies and other blood-related products and services. Since 1986 Mr. McCall has operated his own consulting business specializing in the area of cell therapies and blood banking computerization. Mr. McCall has been a director of Cytomatrix since April 1999. He graduated from the University of Wisconsin in 1962 with a B.S. degree.

EXECUTIVE OFFICERS

         The executive officers of the Company, their ages and positions held in the Company are as follows:

NAME                           AGE     TITLE
----                           ---     -----
Dr. Andrew R. Muir             57      Chief Executive Officer, Director

Dr. Douglas McNair             48      Senior Vice President of Clinical and
                                       Regulatory Affairs

Michelle C. Guertin            44      Controller


BUSINESS EXPERIENCE AND BACKGROUNDS OF THE EXECUTIVE OFFICERS

         The following is a brief summary of the background of each executive officer of the Company other than Dr. Muir, whose background is summarized above.

         DOUGLAS MCNAIR, M.D., PH.D. Dr. McNair joined us as Senior Vice President of Clinical and Regulatory Affairs in October 2001. From August 1998 to September 2001, Dr. McNair was Vice President for Clinical Affairs for ABIOMED, Inc. in Danvers, MA, where he had a wide range of responsibilities. In addition, Dr. McNair worked with Cerner Corporation (Kansas City, MO) for 12 years in several capacities: Group Vice President, Regulatory &

Government Affairs, General Manager-Midwest Division, and Vice President, Product Engineering. Dr. McNair has also been a faculty member of Baylor College of Medicine (Houston, TX) in the Departments of Medicine and Pathology. Dr. McNair holds a Doctorate in Biomedical Engineering and an M.D. from the University of Minnesota, (Minneapolis, MN).

         MICHELLE C. GUERTIN. Ms. Guertin has been a consultant to us since December 2000 and became our controller in April 2001. She oversees all financial operations of Select Therapeutics Inc. and the Joint Venture. From 1999 to 2000, she was corporate controller of Servicesoft Technologies, Inc., an internet software development company in Natick, Massachusetts. In this role, her responsibilities included managing financials for worldwide operations, several financing rounds; mergers and acquisitions; implementing policies and procedures; sales order administration; audit, banking and insurance. From 1993 to 1998, she was controller of the laser systems division of General Scanning Inc., a software and hardware manufacturer in Wilmington, Massachusetts. She was involved in opening up new offices throughout Asia, implementing Oracle financial systems, and designing and implementing worldwide business processes and procedures to support significant growth. From 1979 to 1990, Ms. Guertin also held several financial positions at Dennison Manufacturing Company, most recently as accounting manager for European stationery and corporate accounting manager. Ms. Guertin received her B.S. in Accounting, summa cum laude, and her M.B.A. from Western New England College.

SIGNIFICANT EMPLOYEES OF THE JOINT VENTURE

         Significant employees of the Joint Venture, in which the Company holds a 50 percent interest, and their backgrounds, ages and positions held in the Joint Venture are as follows:

         MARK PYKETT, V.M.D, PH.D., MBA. Dr. Pykett, 37, co-founded Cytomatrix in 1996 and oversaw its daily operations and strategy, including its scientific and business collaborations, cooperative research agreements, fund raising efforts, technology licensing opportunities and distribution arrangements as its President and General Manager from January 1997 to the present. In January 2001, Dr. Pykett also became president and a director of the Joint Venture. He received a B.A. from Amherst College; a V.M.D. and a Ph.D. in molecular biology from the University of Pennsylvania Graduate School of Biological Sciences, where he also received Phi Zeta and Summa Cum Laude honors; post-doctoral fellowships from both the University of Pennsylvania and Harvard University; and an M.B.A. from Northeastern University. He also is a lecturer in Harvard's School of Public Health and is a member of the AAAS, the Mass Biotech Council, the MIT Enterprise Forum and the Community of Science.

         MICHAEL ROSENZWEIG, B.V.SC., PH.D. Dr. Rosenzweig, 38, also co-founded Cytomatrix and serves as its chief scientist from 1996 to the present. As chief scientist, he directed four large research and development programs and managed several scientific teams. He also coordinated Cytomatrix's numerous scientific collaborations and is an inventor on four Cytomatrix patent applications. In January 2001, Dr. Rosenzweig became Chief Scientific Officer and a director of the Joint Venture. Dr. Rosenzweig received a veterinary degree and graduated valedictorian from the University of Pretoria in South Africa and a doctoral degree from the University of Pennsylvania Graduate School of Biomedical Sciences. In 1994 he was appointed to a faculty position at Harvard Medical School, where he pursued research in the areas of gene therapy and hematopoiesis. In 1998, he became an assistant professor of medicine at Harvard's New England Regional Primate Research Center, a position that he currently holds.

         ARTHUR J. MEUSE, PH.D., MBA. Dr. Meuse, 39, is the vice president of the Joint Venture, overseeing product development, operations and marketing for its research and industrial bioproducts group. From 1998 to 2000, Dr. Meuse was chief operating officer of Molecular Geodesics, Inc. a life science design and development firm. In this role his responsibilities included the implementation of business systems designed to accommodate significant growth, intellectual property management, staff development and corporate business development. From 1996 to 1998 he was manager of the life sciences industry group at Pittiglio, Rabin & McGrath, a high technology oriented management consulting firm serving major pharmaceutical and medical device clients. From 1994 to 1996, Dr. Meuse was also a senior new project manager at Polymer Technology, Inc., Bausch & Lomb's Massachusetts-based medical device division. From 1991 to 1994, he was worldwide product marketing manager/bioprocess for Corning-Costar, Inc. of Cambridge, Massachusetts. Dr. Meuse received a B.S. in biology from Merrimack College in North Andover, Massachusetts, an M.S. in biology and biotechnology from Worcester Polytechnic Institute (WPI), and a Ph.D. in biomedical science from WPI. Dr. Meuse completed post-doctoral training and maintained a staff position at Beth Israel Hospital in Boston and held a faculty position at Harvard Medical School. He also received an M.B.A. from the University of New Hampshire's Whittemore School of Business and Economics.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes compensation earned during each of the last three completed fiscal years by each person who served as our chief executive officer during the fiscal year ended June 30, 2001 (each a "Named Executive Officer"). There were no other executive officers of the Company who earned in excess of $100,000 during the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                ANNUAL COMPENSATION (*)            COMPENSATION
 -------------------------------------------------------------------------------
                   (a)               (b)          (c)                   (g)
                                                                     SECURITIES
                                                                     UNDERLYING
                                                SALARY              OPTIONS/SAR
NAME AND PRINCIPAL POSITION          YEAR         ($)                   (#)


Steve M. Peltzman,                   2001       140,000               300,000
   Chief Executive Officer (1)

Robert Bender,                       2001       172,000                  --
   Chief Executive Officer (2)
                                     2000       153,541               500,000
                                     1999       144,000                  --
-------------

* Items (d), (e), (f) (h) and (i) for bonus, other annual compensation, restricted stock awards, LTIP payouts and all other compensation, respectively, have been omitted because there was no compensation of these types awarded to, earned by or paid to any of the Named Executive Officers in any fiscal year covered by the table.

(1) Mr. Peltzman served as our chief executive officer from January 2001 through September 19, 2001. The Board of Directors has not reached a conclusion on the nature or amount of any separation benefits that may be paid to Mr. Peltzman. Information for the portion of the fiscal year prior to January 2001 and for prior fiscal years is not included, as Mr. Peltzman was not employed by the Company for those periods.

(2) Mr. Bender served as chief executive officer from May 1997 to January 2001. His 2001 salary consists of $72,000 earned for his service as chief executive officer during the first half of the fiscal year, of which $39,000 was paid in cash and $33,000 was accrued, and $100,000 earned pursuant to the consulting agreement described in Item 12. $92,541 of his 2000 salary was paid in cash and the balance of $61,000 was accrued; $120,000 of his 1999 salary was paid in cash, and the balance of $24,000 was accrued.

         Dr. Muir, our current chief executive officer, and Dr. McNair, our current senior vice president of clinical and regulatory affairs, are not included in the table because they joined the Company after the end of fiscal year 2001.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding stock options granted during the fiscal year ended June 30, 2001 to each of the Named Executive Officers.

                                         Individual Grants
                      ----------------------------------------------------------
                       Number of        % of Total
                       Securities      Options/SARs     Exercise
                       Underlying       Granted to      or Base
                      Options/SARs     Employees in      Price       Expiration
     Name             Granted (#)      Fiscal Year     ($/Share)        Date
     ----             ------------     ------------    ---------     ----------
Steve Peltzman         300,000 *           56%          $ 1.65       4/10/2011

-------------

* The options were granted pursuant to the Company's 2001 Incentive Compensation Plan (the "Plan"). The options granted are non-qualified stock options and vest annually in three equal installments commencing one year from the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information regarding the exercises of options by each of the Named Executive Officers during the 2001 fiscal year. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of June 30, 2001 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Common Stock.


                                                         Number of Securities Underlying         Value of the Unexercised
                               Shares                           Unexercised Options                In-The-Money Options
                              Acquired                           At Fiscal Year-end              At Fiscal Year-end ($)(*)
                                 on         Value        -------------------------------      ------------------------------
Name                           Exercise    Realized      Exercisable      Unexercisable       Exercisable      Unexercisable
--------------                --------     --------      -----------      --------------      -----------      -------------
                                              ($)
Steve Peltzman                   --           --                             300,000              --             $ 555,000
Robert Bender                    --           --           500,000             --                 $ 0               --

-------------

* The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $3.50, the closing sale price per share of the Company's Common Stock as reported in The American Stock Exchange on June 29, 2001. Mr. Bender's stock options, which are non-qualified stock options, were granted in fiscal year 2000 at an exercise price of $4.25 for 250,000 options and $5.00 for the remaining 250,000 options. None of the options in the above table were in the money as of October 17, 2001, when the closing sale price of the Company's Common Stock was $1.30 per share.

DIRECTOR COMPENSATION

        Under our 2001 Incentive Compensation Plan all non-employee directors receive a grant of non-qualified options for 30,000 shares of Common Stock upon initial election and a grant of 10,000 options upon reelection at the annual shareholders meeting. Pursuant to these provisions, on April 10, 2001, we issued an aggregate of 90,000 non-qualified stock options to the following directors in the amounts set forth next to their names for current and past service on the Board: Paul Lucas (20,000), Tom Reardon (20,000), Allan Krantz (20,000) and Michael McCall (30,000). These options vest in three equal installments commencing one year from the date of grant.

         Directors also receive a $1,000 fee for each board meeting attended in person, a $500 fee for each committee meeting personally attended on the same day as a board meeting, and a $500 fee for each board meeting attended by telephone conference call, plus reimbursement for travel and lodging expenses incurred to attend each board meeting.

         We have entered into consulting arrangements with several of our directors pursuant to which they have received fees and stock option grants, as disclosed in Item 12, "Certain Relationships and Related Transactions."

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Stock options and other awards issued under our 2001 Incentive Compensation Plan shall become immediately vested and exercisable upon a "Change of Control," as defined in the Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of October 17, 2001 concerning the beneficial ownership of the Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each current member of the Board of Directors, each Named Executive Officer and all directors and current executive officers as a group.

                                                 Shares Beneficially Owned (***)
Name and Address**                                   Number        Percent
------------------                                 ---------       -------
Steve M. Peltzman(1)                                  10,000          *  %
Robert Bender (2)                                  1,191,000         9.0 %
Dr. Clifford A. Lingwood (3)                         407,000         3.1 %
Dr. Allan M. Green (4)                               420,000         3.2 %
Paul Lucas                                            10,000          *  %
Thomas M. Reardon                                     10,000          *  %
Dr. Allen Krantz                                      10,000          *  %
Michael McCall                                             0          *  %
All directors and current executive
  officers as a group (10 persons)****             1,748,000        13.2 %

Sally Hansen (5)                                   1,191,000         9.0 %
50 O'Connor Street, Suite 300
Ottawa, Ontario
Canada K1P 6L2
-------------

  * Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

 ** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only. The address for directors and executive officers is c/o Select Therapeutics Inc., 50 Cummings Park, Woburn, Massachusetts 01801.

*** The number of shares of Common Stock issued and outstanding on October 17, 2001 was 12,621,002. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at October 17, 2001, plus shares of Common Stock subject to options held by such person at October 17, 2001 and exercisable within 60 days thereafter. Pursuant to the Rights Agreement dated as of February 16, 2001 between the Company and Florida Atlantic Stock Transfer, Inc., as Rights Agent, each holder of Common Stock who was a stockholder of record at the close of business on February 28,2001 is entitled to a dividend of one Preferred Share Purchase Right for each outstanding share of the Company's Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value per share, at a Purchase Price of $100.00 in cash, subject to adjustment.

**** Includes Dr. Andrew Muir, Dr. Douglas McNair and Michelle Guertin, none of whom hold any beneficial interest in the Company or options exercisable within 60 days of October 17, 2001, but does not include our former chief executive officer Mr. Peltzman.

(1) Mr. Peltzman resigned his position as our chief executive officer on September 19, 2001.

(2) Includes (i) 133,000 shares of Common Stock, (ii) options to purchase an aggregate of 500,000 shares of Common Stock, of which 250,000 options are exercisable at $4.25 per share and 250,000 options at $5.00 per share, and (iii) warrants to purchase 13,000 shares of Common Stock exercisable at $3.00 per share. Also includes 95,000 shares of Common Stock owned by his wife, Sally Hansen, 300,000 shares of Common Stock owned by ARGIL Management, a company in which Sally Hansen and Dr. Allan M. Green are principal shareholders, and 150,000 shares of Common Stock owned by 996834 Ontario Ltd., a company controlled by Sally Hansen, as to all of which Mr. Bender disclaims beneficial ownership.

(3) Includes 183,000 shares of Common Stock and options to purchase 40,000 shares of Common Stock at $4.25 per share. Also includes 183,500 shares of Common Stock owned by his spouse, as to which he disclaims beneficial ownership.

(4) Includes 60,000 shares of Common Stock and options to purchase 60,000 shares of Common Stock at $4.25 per share. Also includes 300,000 shares of Common Stock owned by ARGIL Management, a company in which he and Sally Hansen are principal shareholders.

(5) Includes 95,000 shares of Common Stock owned by her, 300,000 shares of Common Stock owned by ARGIL Management, a company in which she is a principal shareholder, and 150,000 shares of Common Stock owned by 996834 Ontario Ltd., a company in which she holds a controlling interest. Also includes (i) 133,000 shares of Common Stock, (ii) options to purchase 500,000 shares of Common Stock, and (ii) warrants to purchase 13,000 shares of Common Stock, all owned by her husband, Robert Bender, as to which she disclaims beneficial ownership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have entered into a consulting agreement with the consulting company owned by Robert Bender, the chairman of our board of directors, as well as our treasurer and secretary, retaining the services of Mr. Bender for a monthly fee of $16,667. In addition, we have entered into consulting arrangements with Dr. Clifford A. Lingwood and Dr. Allan M. Green, both of whom serve as directors of Select, pursuant to which we have agreed to pay them monthly consulting fees of approximately $1,900 and $6,250, respectively. Dr. Lingwood's laboratory at the Hospital for Sick Children is a source of technology for us and receives research support through contractual arrangements with the Hospital. Dr. Green has regulatory oversight, and provides scientific direction, for certain of our programs.

        In addition, Dr. Lingwood owns 35% of the shares owned by the Hospital for Sick Children in the patent application entitled "Verotoxin Pharmaceutical Compositions and Medical Treatment." He and the other owners of the patent granted the University of Toronto Innovations Foundation the exclusive right to grant licenses for the verotoxin technology and the Foundation in turn has granted an exclusive license for the verotoxin technology to us.

        In September 1999, in connection with the election of Robert C. Galler as our vice president, we issued to Mr. Galler options entitling him to purchase 300,000 shares of our common stock at a price of $1.73 per share, exercisable until September 30, 2004. In March 2000, we issued options to purchase an aggregate of 900,000 shares of our common stock, all fully vested upon the date of grant and exercisable until March 1, 2007, to four of our then officers and/or directors in consideration for services rendered as follows: Robert Bender received an aggregate of 500,000 options entitling him to purchase 250,000 shares at a price of $4.25 per share and 250,000 shares at $5.00 per share; our then officer Robert C. Galler received an aggregate of 300,000 options entitling him to purchase 150,000 shares at $4.25 per share; and 150,000 shares at $5.00 per share; Dr. Allan M. Green received options entitling him to purchase 60,000 shares at $4.25 per share; and Dr. Clifford A. Lingwood received options entitling him to purchase 40,000 shares at $4.25 per share.

         As disclosed in Item 1 of our Form 10-KSB under the section entitled "The Joint Venture," we have entered into a Joint Venture and Shareholder Agreement whereby we have the option to purchase all of the interests of Cytomatrix, including the interests held by Dr. Mark Pykett, Dr. Michael Rosenzweig, Dr. Arthur Meuse and certain other employees of the Joint Venture.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         2.1 Joint Venture and Shareholder Agreement by and between the Company and Cytomatrix, LLC dated December 13, 2000 (1)

         3.1      Restated Certificate of Incorporation (2)

         3.1a Certificate of Amendment of Certificate of Incorporation, dated June 27, 2000 (3)

         3.2      By-Laws (2)

         4.1      Specimen Common Stock Certificate (3)

         4.2 Form of Class A Redeemable Common Stock Purchase Warrant for investors in the private placement offering dated in October 1, 1999 (3)

         4.3 Form of Class B Redeemable Common Stock Purchase Warrant for investors in the private placement offering dated November 11, 1999 and as payment to certain individuals for services rendered in connection with said offering (3)

         4.4 Form of Class C Redeemable Common Stock Purchase Warrant as payment to certain individuals for services rendered in connection with the private placement offering dated
                  March 10, 2000, as amended (3)

         4.5 Form of Class D Redeemable Common Stock Purchase Warrant as payment to certain entity for services rendered to the Company (4)

         4.6 Form of Class E Redeemable Common Stock Purchase Warrant for investors in the private placement offerings dated October 1, 1999, November 11, 1999 and March 10, 2000, as amended (4)

         4.7 Stock Option Agreement with Dawn Van Zant, dated March 2, 2000 to purchase 25,000 shares of the Company's Common Stock at a price of $4.25 per share (3)

         4.8 Stock Option Agreement with Dawn Van Zant, dated March 2, 2000 to purchase 25,000 shares of the Company's Common Stock at a price of $5.00 per share (3)

         4.9 Stock Option Agreement with Bonni Dutcher, dated September 11, 2000, to purchase 15,000 shares of the Company's Common Stock at a price of $4.00 per share (5)

         4.10 Rights Agreement, dated as of February 16, 2001, between Select Therapeutics Inc. and Florida Atlantic Stock Transfer, Inc., which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (6)

         4.11     2001 Incentive Compensation Plan adopted on April 10, 2001

         4.12 Form of Non-Qualified Stock Option Agreement under the 2001 Incentive Compensation Plan

         10.1 Consulting Agreement with Robert Bender Consulting Limited, dated January 1, 1999 (2)

         10.2     Consulting Agreement with Craig Sibley, dated January 1,
                  1999 (2)

         10.3 Consulting Agreement by and between Cell Science Therapeutics, Inc. and Clifford A. Lingwood, dated June 14, 2001.

         10.4 Consulting Agreement with Allan M. Green, M.D., J.D., Ph.D., dated January 1, 1999 (2)

         21       Subsidiaries of Company (4)

         ---------------

         (1) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2001.

         (2) Incorporated by reference to Registrant's Form 10-SB12G filed with the Securities and Exchange Commission on September 16, 1999.

         (3) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 28, 2000.

         (4) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2001 (file No. 333-65972).

         (5) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for quarter ended September 30, 2000.

         (6) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2001.


(b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the three months ended June 30, 2001.



                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SELECT THERAPEUTICS INC.

                                           By: /s/ Robert Bender
                                              ----------------------------------
                                               Robert Bender
                                               Chairman

                                           Date:    October 25, 2001