Form 10QSB
period 2001-09-30
SELECT THERAPEUTICS INC
filed 2001-11-14
CIK 1037158

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

                        Commission File Number 000-27353

                            SELECT THERAPEUTICS INC.
        (Exact name of small business issuer as specified in its charter)



        DELAWARE                                                98-0169105
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


52 CUMMINGS PARK, WOBURN, MA                                       01801
(Address of principal executive offices)                         (Zip Code)

                                 (781) 939-0995
                (Issuer's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 12,621,002 as of October 22, 2001.

Transitional Small Business Issuer Disclosure Format: Yes [_]  No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET
(UNAUDITED)


---------------------------------------------------------------------------------------------------
                                                              SEPTEMBER 30,              JUNE 30,
                                                                  2001                     2001
---------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                     $    776,100             $    945,400
Receivable from Cell Science Therapeutics                          121,600                  500,800
Prepaid expenses and other assets                                   13,300                   13,300
---------------------------------------------------------------------------------------------------
      Total current assets                                         911,000                1,459,500

Property, plant and equipment, net                                  38,300                   14,000
Investment in Cell Science Therapeutics                            719,800                1,386,400
---------------------------------------------------------------------------------------------------
      Total assets                                            $  1,669,100             $  2,859,900
===================================================================================================

Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued liabilities                    $  1,171,900             $  1,033,200
  Other current liabilities                                         59,300                  170,000
---------------------------------------------------------------------------------------------------
               Total current liabilities                         1,231,200                1,203,200
---------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $0.0001 par value;
   1,000,000 shares authorized; no shares
   issued and outstanding                                               --                       --
  Common stock, $0.0001 par value;
   50,000,000 shares authorized; 12,621,002
   and 12,572,784 shares issued and outstanding
   at September 30, 2001 and June 30, 2001,                          1,300                    1,300
   respectively
  Additional paid in capital                                    17,731,300               17,562,000
  Deferred compensation                                            (41,900)                 (73,600)
  Deficit accumulated during the development stage             (17,252,800)             (15,833,000)
---------------------------------------------------------------------------------------------------
      Total stockholders' equity                                   437,900                1,656,700
---------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity              $  1,669,100             $  2,859,900
===================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


----------------------------------------------------------------------------------------------------------------------
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                       (DECEMBER 6,
                                                               THREE MONTHS ENDED                      1996) THROUGH
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                           2001                     2000                     2001
----------------------------------------------------------------------------------------------------------------------
Revenue                                                $         --             $         --             $    317,700

Operating expenses:
Research and development                                    247,600                1,196,600                6,832,300
Selling, general and administrative                         508,800                  721,000                7,764,600
Write-down of intangible assets                                  --                       --                  640,800
Depreciation and amortization                                 3,500                    6,300                  481,600
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                       (759,900)              (1,923,900)             (15,401,600)

Interest income                                               6,700                   83,600                  428,000
Other income                                                     --                       --                    1,000
Equity in loss of Cell Science Therapeutics                (666,600)                      --               (2,280,200)
----------------------------------------------------------------------------------------------------------------------
Net loss                                               $ (1,419,800)            $ (1,840,300)            $(17,252,800)
======================================================================================================================

Basic and diluted net loss per share                   $      (0.11)            $      (0.15)

Weighted average number of shares
used in computing basic and diluted
net loss per share                                       12,586,312               11,891,687


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                                                                                       (DECEMBER 6
                                                                                     THREE MONTHS ENDED               1996) THROUGH
                                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                   2001                2000                 2001
                                                                               -----------         -----------         ------------
Cash provided by (used in)

Operating activities:
Net loss for the period                                                        $(1,419,800)        $(1,840,300)        $(17,252,800)
Items not involving cash:
    Depreciation and amortization                                                    3,500               6,300              481,600
    Write-down of intangible assets                                                     --                  --              640,800
    Stock compensation expense                                                       1,000             571,600            3,185,000
    Gain on disposal of Sierra                                                          --                  --               (1,000)
    Equity in loss of Cell Science Therapeutics                                    666,600                  --            2,280,200
Changes in assets and liabilities, net of effect of Sierra disposition:
    Accounts receivable                                                                 --              17,100              100,100
    Inventory                                                                           --               3,200                7,600
    Prepaid expenses and other assets                                                   --              45,000              (14,600)
    Accounts payable and accrued liabilities                                       138,700              (8,700)           1,231,200
    Receivable from Cell Science Therapeutics                                      379,200                  --             (121,600)
    Other current liabilities                                                     (110,700)                 --               59,300

------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operations                                                       (341,500)         (1,205,800)          (9,404,200)
------------------------------------------------------------------------------------------------------------------------------------

Investing activities:
Additions to property, plant and equipment                                         (27,800)                 --             (118,600)
Cash balance related to Sierra disposition                                              --                  --               (1,000)
Investment in Cell Science Therapeutics                                                 --                  --           (3,000,000)

------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (27,800)                 --           (3,119,600)
------------------------------------------------------------------------------------------------------------------------------------

Financing activities:
Proceeds from issuance of common stock                                             200,000                  --           13,585,900
Stock issue costs                                                                       --             (44,000)                  --
Repayment of loans due to former stockholders
of Sierra Diagnostics                                                                   --                  --             (286,000)

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                200,000             (44,000)          13,299,900
------------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                                  (169,300)         (1,249,800)             776,100

Cash and cash equivalents, beginning of period                                     945,400           7,901,300                   --
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                       $   776,100         $ 6,651,500         $    776,100
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1.    Basis of presentation

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company") included herein have been prepared on a consistent basis with the June 30, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed in the Company's Form 10KSB for the year ended June 30, 2001. The Company's results of operations for the first quarter of fiscal 2002 are not necessarily indicative of future operating results.

On November 1, 2001, the Board of Directors of the Company decided to seek an orderly dissolution of the Company's joint venture relationship in Cell Science Therapeutics, Inc. ("CST") with Cytomatrix, LLC ("Cytomatrix"), and immediately communicated this decision to the public markets by means of an appropriate press release (see subsequent event note 5). Given the extremely difficult economic circumstances, including September 11, 2001, each company believes that shareholder value may be best protected by dividing CST development activities into separate cell therapeutic and drug and vaccine companies, which can each seek appropriate financing.

The Company's financial statements have been prepared on the basis that it will be able to continue as a going concern. The Company is in the development stage, has a limited operating history and has incurred a cumulative net loss of $17,252,800 through September 30, 2001. The Company has sufficient cash and cash equivalents to fund operations through November 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking additional financing to fund ongoing research and operating expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient additional financing on terms acceptable to the Company. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

2.    Net loss per share

The basic and diluted net loss per share has been calculated using the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock equivalents relating to outstanding common stock warrants of 2,860,852 and 1,735,902 and options of 1,781,000 and 1,265,000 as of September 30, 2001 and
2000, respectively, as their inclusion would be anti-dilutive.

3.    Cell Science Therapeutics Statement of Operations

The summarized results of CST, the Company's 50% owned equity investee, for the three month period ended September 30, 2001 and the period from inception (January 2, 2001) to September 30, 2001 are presented below.

The Company has a recordable equity interest in CST based on the carryover value only of the net assets contributed to CST; therefore, these results of CST exclude amortization of goodwill and intangible assets recognized by CST in its accounts as a result of its formation and the application of APB16. Furthermore, Cytomatrix recognized a credit of $821,300 during the quarter ended September 30, 2001 as a result of remeasurement of stock compensation incurred on behalf of CST in relation to employees of CST as well as reversal of compensation expense pertaining to unvested options cancelled as a result of separation of CST employees. These credits have been recognized by CST through the appropriate operating expense categories and as an adjustment to additional paid in capital from Cytomatrix. The adjustment of the Company's benefit from Cytomatrix's contribution to CST relating to these costs of $410,700 was recorded as a decrease in its investment in CST with a corresponding increase of its 50% share in CST's net loss for the period.

CELL SCIENCE THERAPEUTICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(UNAUDITED)


----------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                     INCEPTION
                                              THREE MONTHS           (JANUARY 2,
                                                  ENDED             2001) THROUGH
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                  2001                   2001
----------------------------------------------------------------------------------
Revenue                                        $ 356,000             $ 1,299,800

Operating expenses:
Research and development                         611,300               3,720,100
Selling, general and administrative              (59,500)              1,478,300
Depreciation and amortization                    121,100                 340,300
----------------------------------------------------------------------------------

Loss from operations                            (316,900)             (4,238,900)

Interest income                                    7,000                  39,900
Interest expense                                 (26,900)                (82,100)

----------------------------------------------------------------------------------
Net loss                                       $(336,800)            $(4,281,100)
----------------------------------------------------------------------------------

4.   Recent pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position or its results of operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002. Had the Company adopted SFAS 142 in the first quarter of fiscal 2002, the equity in loss of Cell Science Therapeutics would have been reduced by $32,800.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

5.   Subsequent event

On October 31, 2001, after extensive management efforts to raise additional funding, the Company concluded that these efforts would not be successful within an acceptable time period and that the Company had insufficient remaining funding to continue as a going concern with the joint venture in its current form. Therefore, on November 1, 2001 the Company's Board of Directors decided to seek an orderly dissolution of CST, and immediately communicated this decision to the public markets by means of a press release.

The nature of the dissolution being sought is that Select will assign to Cytomatrix its 50% share in the joint venture in exchange for the return to Select of all intellectual property transferred to the joint venture at the time of inception, together with mutual releases by all parties. At this time, the details of a dissolution agreement are being negotiated and no such agreement has yet been finalized or approved. Under this scenario, upon dissolution, Select will write-off its remaining investment in CST ($719,800 as of September 30, 2001) and, unless paid, any remaining receivables due from CST ($121,600 as of September 30, 2001). The dissolution of the CST joint venture will involve complex negotiations with Cytomatrix and the outcome and impact on the Company of these negotiations is uncertain, including that the Company will incur a charge for any liabilities of CST assumed by Select.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This item contains statements that are not historical facts and are forward-looking statements. These statements reflect management's expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause actual future results, performance or achievements to differ materially. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. These include statements, among others, setting forth our beliefs with respect to the sufficiency of cash and cash equivalents, our planned future actions with respect to the dissolution of our joint venture, CST, our research and development plans, prospective products or product approvals, our plans with respect to funding operations, expense levels, and the outcome of contingencies.

         Factors that could cause actual results to differ materially from those set forth in such statements include without limitation, our ability to negotiate a settlement agreement with respect to the dissolution of CST on satisfactory terms, if at all; our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the Company's ability to continue as a going concern; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing and the inability to obtain new intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

         We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult our annual report to the Securities and Exchange Commission on Form 10-KSB. This filing describes in more detail the important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

         SELECT is a development stage biopharmaceutical company that was incorporated in Delaware in January 1997, initially under the name VT Development, Inc. In July 1997, we changed our name to SELECT Therapeutics Inc. Our principal place of business is 52 Cummings Park, Woburn, Massachusetts 01801, where our telephone number is (781) 939-5650. On February 13th, 2001, our common stock became listed on The American Stock Exchange under the symbol 'XZL'.

         Since our inception, we have focused our resources primarily on the development of cell-based therapeutics. To date, none of these proprietary programs has reached a commercial stage and we do not have, nor do we anticipate in the next several years to have revenues from our biopharmaceutical therapeutic products. We have a limited operating history and have incurred a cumulative net loss of $17,252,800 through September 30, 2001. Thus far, we have funded our operations through a series of private placements. The process of developing therapeutic products requires significant discovery research, product development as well as pre-clinical and clinical testing of those products in order to gain regulatory approval. These activities are expected to result in continuing cash outflows and operating losses. We do not expect to generate any meaningful product revenues from our biopharmaceutical programs unless and until one of our clinical candidate products completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed. Our efforts may not be successful and we may never develop or commercialize any drug products. Risks that may impact our efforts extend beyond technical and clinical development risks, but also involve our ability to protect our intellectual property rights, our need for substantial additional capital, and our need to manage continually changing competitive and medical economic factors.

         Prior to January 2001, we purposely managed the Company primarily as a 'virtual' company. As such, we minimized the costs of infrastructure and leveraged the research we sponsored in several medical and academic centers. Effective January 2, 2001, our 'virtual' mode of operation ceased when, for reasons of product development as well as technology synergy, we and Cytomatrix, a California limited liability company in the development stage, formed CST, a Delaware corporation of which we and Cytomatrix each own 50% of the outstanding common stock. Hence, in this report, unless the context indicates otherwise, all references to SELECT Therapeutics, Inc.'s business and affairs include the business and affairs of CST. Although we have maintained our independent corporate existence and advanced certain programs separately from those conducted by CST, our primary operations and development activities after January 2, 2001 resided in the Joint Venture. All of Cytomatrix programs and technology were transferred to CST as were their scientific staff and intellectual property.

         On October 31, 2001, after extensive management efforts to raise additional funding, the Company concluded that these efforts would not be successful within an acceptable time period and that the Company had insufficient remaining funding to continue as a going concern with CST in its present form. Therefore, on November 1, 2001 the Company's Board of Directors decided to seek an orderly dissolution of CST

         The decision to dissolve the joint venture was primarily based the belief, shared by us and Cytomatrix, that respective shareholder value would be best protected by dividing CST development activities into separate cell therapeutic and drug and vaccine companies, which could then each seek appropriate financing. The nature of the dissolution being sought is that Select will give to Cytomatrix its 50% share in the joint venture in return for the return to Select of all intellectual property transferred to the joint venture at the time of its inception, together with mutual releases by all parties. At this time, the details of a dissolution agreement are being negotiated and no such agreement has yet been finalized or approved. However, the Company anticipates that in connection with this agreement it will assume a significant portion of the accounts payable currently owed by CST approximately $800,000 as of September 30, 2001. In addition, under this scenario, upon dissolution, Select will write-off its remaining investment in CST ($719,800 as of September 30, 2001) and, if not settled, any remaining receivables due from CST ($121,600 as of September 30, 2001). The dissolution of the CST joint venture will involve complex negotiations with Cytomatrix and the outcome and impact on the company of these negotiations is uncertain.

         Our recent efforts to seek additional financing on reasonable terms have failed. We believe the current economic recession and continuing market uncertainties, all made worse by the events of September 11, 2001, have adversely impacted our efforts to identify and secure additional financing. We believe the severe economic conditions and market uncertainties will continue in the near future, and may worsen before there is meaningful recovery. Accordingly, we can offer no assurance that we will be able to obtain sufficient additional funding on commercially reasonable terms, or at all. During October we implemented a program to reduce our operating expenses. As a result, we have sufficient cash and cash equivalents to fund operations through November 2001. These circumstances raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 and 2000.

         For the quarter ended September 30, 2001, we incurred a net loss of $1,419,800 compared with a net loss of $1,840,300 for the corresponding quarter ended September 30, 2000. We had an accumulated deficit of $17,252,800 at September 30, 2001. We are a development stage company and our significant losses and accumulated deficit result from our research and development efforts. We expect operating losses to continue for at least the next several years as we continue to pursue development and commercialization of our intellectual property resources. Personnel costs, including those related to retained consultants and external contractors, have historically been our largest ongoing cost of operations and we expect this will continue to be the case for the foreseeable future.

         The lower research and development costs we incurred in the quarter ended September 30, 2001 versus the prior year quarter were due to the transfer of many of our programs to the CST joint venture. Our 50% share of the cost of the continuing research and development for these programs is included in our equity in CST's loss. If we are successful in unwinding the joint venture, our research and development cost may increase as we once again assume directly the full costs. Select will not be assuming all of CST's research and development costs but only those costs associated with programs Select regains. Selling, general and administrative costs for the quarter ended September 30, 2001 include accounting and legal fees for the company's public filing requirements, while the comparable prior year quarter included costs related to the formation of CST. The reduction in selling, general and administrative costs in the current quarter versus prior year is due to costs incurred by our former subsidiary Sierra Diagnostics included in the quarter ended September 30, 2000, which subsidiary we disposed of on November 3, 2000. During the quarter ended September 30, 2001 we had interest income of $6,700. During the corresponding period in 2000, there was $83,600 in interest income. The decrease in interest income results from lower cash and cash equivalents available to invest. Depreciation and amortization expense for September 30, 2001 and 2000 was $3,500 and $6,300, respectively. Equity in loss of CST for the three months ended September 30, 2001 was $666,600. Because we plan to terminate the joint venture, Select will cease to recognize a loss from its equity in CST following termination. Upon dissolution of CST, Select will write-off its remaining investment in CST ($719,800 as of September 30, 2001) and, if not settled, any remaining accounts receivable due from CST ($121,600 as of September 30, 2001). Also, Select will incur a charge for any liability of CST assumed by Select.

         All our research and development activities are expensed as incurred. Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

         For the quarter ended September 30, 2001 the Company's equity in the loss of CST includes $168,400 for the Company's 50% share of CST's results of operations (accounted for on a predecessor cost basis); $87,500 in amortization of implied goodwill and other intangible assets; and a charge of $410,700 relating to an adjustment of stock compensation expense as a result of remeasurement for equity interests in Cytomatrix granted to CST employees by Cytomatrix.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had a cash position of $776,100 which is principally comprised of the remaining net proceeds from a $9.5 million private placement that we closed in March 2000, reduced by cash used in operations since such time and our investment of $3,000,000 in CST in January 2001. Our cash is invested in US Treasury Bills or similar securities.

         We made no significant capital expenditures during the three months ended September 30, 2001 and have no plans for any significant capital expenditures. We have financed our operations since inception primarily through private placements of our common stock and warrants for our common stock. During October, we implemented a program to reduce our operating expenses. As a result, we believe our cash on hand should be sufficient to fund our operations through the end of November 2001. We are seeking to raise the additional equity financing we require to continue to fund the development of our technologies. Our recent efforts in this area have failed and there can be no assurance that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms or at all. These circumstances raise substantial doubt about the company's ability to continue as a going concern.

         The allocation of limited resources is an ongoing issue for us as we work to move from research activities to more costly clinical investigations required to bring products to market. We will require substantial additional funding to advance our research and development activities and position ourselves to sublicense any potential products that may arise from these activities. The magnitude of our future capital requirements will depend on many factors, including the timing and nature of our scientific progress in our research and development programs, the size and complexity of the programs we pursue, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the impact of competing technological and market developments, and the cost of manufacturing preclinical and clinical material. For the most part, these factors are not within our control.

         If we are unable to raise additional capital in the next few weeks, we will be required to delay, significantly scale back or eliminate some, most or all of our research or development programs. We also will be required to make personnel reductions. If we are able to raise capital to continue operations, and the amount raised is less than that required to fund our current plan, we may be faced with losing rights under existing licenses or relinquishing greater or all rights to product candidates at earlier stages of development or on less favorable terms than we would otherwise choose. Finally, we may not be able to continue as a going concern. If any additional funds are raised by issuing equity securities, substantial dilution to existing stockholders will result.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              None.

     (b)      Reports on Form 8-K.

         On September 20, 2001, the Registrant filed a report on Form 8-K under
Item 5 stating the company had issued a press release announcing the resignation of Steven Peltzman, the Registrant's CEO and a Director of the Registrant and Chairman of the Board of the company's joint venture with Cytomatrix LLC, Cell Science Therapeutics, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SELECT THERAPEUTICS INC.

Dated:  October 22, 2001                 By: /s/Dr. Andrew R. Muir
                                         -------------------------
                                         Name:  Dr. Andrew R. Muir
                                         Title:  Chief Executive Officer


Dated:  October 22, 2001                 By: /s/ Michelle C. Guertin
                                         ---------------------------
                                         Name:  Michelle C. Guertin
                                         Title:  Chief Accounting Officer