Form 10-Q
period 2001-12-31
SELECT THERAPEUTICS INC
filed 2002-02-14
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                                 (781) 939-5650
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 12,621,002 as of December 31, 2001.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheet
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,         June 30,
                                                                                               2001               2001
--------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                                 $    110,800        $    945,400
Receivable from Cell Science Therapeutics                                                           --             500,800
Prepaid expenses and other assets                                                                6,100              13,300
--------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                  116,900           1,459,500

Property, plant and equipment, net                                                              19,000              14,000
Investment in Cell Science Therapeutics                                                             --           1,386,400
--------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                     $    135,900        $  2,859,900
==========================================================================================================================

Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable                                                                       $  1,938,100        $    923,600
    Accrued expenses                                                                            77,800             109,600
    Other current liabilities                                                                    2,200             170,000
--------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                     2,018,100           1,203,200
--------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $0.0001 par value;
     1,000,000 shares authorized; no shares
     issued and outstanding                                                                         --                  --
   Common stock, $0.0001 par value;
     50,000,000 shares authorized; 12,621,002
     and 12,572,784 shares issued and outstanding
     at December 31, 2001 and June 30, 2001, respectively                                        1,300               1,300
   Additional paid in capital                                                               17,943,200          17,562,000
   Deferred compensation                                                                      (180,500)            (73,600)
   Deficit accumulated during the development stage                                        (19,646,200)        (15,833,000)
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                         (1,882,200)          1,656,700
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                       $    135,900        $  2,859,900
==========================================================================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Operations
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                                                                        Inception
                                                                                                                      (December 6,
                                                          Three months ended               Six months ended           1996) through
                                                              December 31,                    December 31,             December 31,
                                                         2001            2000             2001             2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                            $         --     $         --     $         --     $         --     $    317,700

Operating expenses:

Research and development                                208,800          989,200          456,400        2,185,800        7,041,100
Selling, general and administrative                     702,000          695,800        1,210,800        1,416,800        8,466,600
Write-down of intangible assets                              --               --               --               --          640,800
Depreciation and amortization                             3,600              200            7,100            6,600          485,200
-----------------------------------------------------------------------------------------------------------------------------------
        Loss from operations                           (914,400)      (1,685,200)      (1,674,300)      (3,609,200)     (16,316,000)

Interest income                                           1,800          103,100            8,500          186,800          429,800
Other income                                                 --            1,000               --            1,000            1,000
Equity in loss of Cell Science
Therapeutics                                           (296,600)              --         (963,200)              --       (2,576,800)
Loss on termination of joint venture                 (1,184,200)              --       (1,184,200)              --       (1,184,200)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                           $ (2,393,400)    $ (1,581,100)    $ (3,813,200)    $ (3,421,400)    $(19,646,200)
===================================================================================================================================

Basic and diluted net loss per share               $      (0.19)    $      (0.13)    $      (0.30)    $      (0.29)

Weighted average number of shares
used in computing basic and diluted
net loss per share                                   12,621,002       11,991,308       12,598,589       11,945,884


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Cash Flows
(unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                    Period from
                                                                                                     Inception
                                                                                                    (December 6
                                                              Six months ended  Six months ended   1996) through
                                                                 December 31,      December 31,     December 31,
                                                                     2001             2000              2001
                                                                     ----             ----              ----
Cash provided by (used in)

Operating activities:
Net loss for the period                                         $ (3,813,200)    $ (3,421,400)    $(19,646,200)
Items not involving cash:
    Depreciation and amortization                                      7,100            6,600          485,200
    Write-down of intangible assets                                       --               --          640,800
    Stock compensation expense                                        74,300          799,600        3,258,300
    Loss on disposal of fixed assets                                  18,800               --           18,800
    Gain on disposal of Sierra                                            --           (1,000)          (1,000)
    Equity in loss of Cell Science Therapeutics                      963,200               --        2,576,800
    Loss on termination of joint venture                           1,184,200               --        1,184,200
Changes in assets and liabilities, net of effect of Sierra
disposition and termination of joint venture:
    Accounts receivable                                                   --           17,100          100,100
    Inventory                                                             --            3,100            7,600
    Prepaid expenses and other assets                                  7,200           45,000           (7,400)
    Accounts payable and accrued liabilities                         577,200          (20,100)       1,669,700
    Receivable from Cell Science Therapeutics                        470,300               --          (30,500)
    Other current liabilities                                       (167,800)              --            2,200

----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (678,700)      (2,571,100)      (9,741,400)
----------------------------------------------------------------------------------------------------------------

Investing activities:
Additions to property, plant and equipment                           (30,900)              --         (121,700)
Cash balance related to Sierra disposition                                --           (1,000)          (1,000)
Cash paid upon termination of joint venture                         (325,000)              --         (325,000)
Investment in Cell Science Therapeutics                                   --               --       (3,000,000)

----------------------------------------------------------------------------------------------------------------
Net cash  used in investing activities                              (355,900)          (1,000)      (3,447,700)
----------------------------------------------------------------------------------------------------------------

Financing activities:
Proceeds from issuance of common stock                               200,000               --       13,585,900
Repayment of loans due to former stockholders
of Sierra Diagnostics                                                     --               --         (286,000)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            200,000               --       13,299,900
----------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                    (834,600)      (2,572,100)         110,800
Cash and cash equivalents, beginning of period                       945,400        7,901,300               --
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                        $    110,800     $  5,329,200     $    110,800
----------------------------------------------------------------------------------------------------------------


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
Six months ended December 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

1.   Basis of presentation

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company" or "Select") included herein have been prepared on a consistent basis with the June 30, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed in the Company's Form 10-KSB for the year ended June 30, 2001. The Company's results of operations for the second quarter of fiscal 2002 are not necessarily indicative of future operating results.

On December 3, 2001, Select Therapeutics, Inc. finalized the terms of the termination of its joint venture with Cytomatrix, LLC, known as Cell Science Therapeutics ("CST"). Given the extremely difficult economic circumstances, including September 11, 2001, each company believed that shareholder value would be best protected by dividing CST's development activities into separate cell therapeutic and drug and vaccine companies, which could each seek appropriate financing.

Select regained the intellectual property it contributed originally to the joint venture in exchange for assignment of its 50% equity interest in CST to CST. In exchange for this intellectual property, Select also assumed $405,400 in accounts payable of CST and contributed $325,000 in cash to CST. In addition, Select and Cytomatrix mutually agreed not to pursue the merger of the two companies.

The Company's financial statements have been prepared on the basis that it will be able to continue as a going concern. The Company is in the development stage, has a limited operating history and has incurred a cumulative net loss of $19,646,200 through December 31, 2001. As of February 12, 2002, the Company had cash on hand of $18,200 which is sufficient to fund operations only through February 15, 2002. We are seeking to enter a corporate partnership or combination and to raise the additional equity financing we require to continue to fund the development of our technologies or a corporate deal. Our recent efforts in this area have failed and there can be no assurance that we will be able to enter a corporate relationship or that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms, or at all. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to enter a corporate relationship in the next few weeks or raise additional capital, we will be required to dissolve the Company. The Company's lease expires on February 28, 2002 and the Company plans to operate on a virtual basis following the expiration of the lease. If we are able to raise capital to continue operations, and the amount raised is less than that required to fund our current plan, we may be faced with losing rights under existing licenses or relinquishing greater or all rights to product candidates at earlier stages of development or on less favorable terms than we would otherwise choose. Moreover, we still may not be able to continue as a going concern. If any additional funds are raised by issuing equity securities substantial dilution to existing stockholders will result. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

2.   Capital Stock

In November 2001, the Company granted options to consultants to purchase 750,000 shares of common stock at a price of $0.40 per share. Two hundred thousand of these shares vested immediately and their deemed fair value, as determined by the Black-Scholes model, of $64,300 was expensed in the current period. The remaining 550,000 shares are being marked to market through deferred compensation and will be expensed over their 3 year vesting period - $10,000 was expensed in the current period.

3.   Net loss per share

The basic and diluted net loss per share has been calculated using the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock equivalents relating to outstanding common stock warrants of 2,860,852 and 1,797,902 and options of 2,681,000 and 1,280,000 as of December 31, 2001 and
2000, respectively, as their inclusion would be anti-dilutive.

4.   Termination of joint venture

On December 3, 2001, Select completed the termination of its joint venture with Cytomatrix, LLC, known as Cell Science Therapeutics, Inc. The joint venture was created on January 2, 2001. Select and Cytomatrix had announced their mutual intent to unwind the joint venture in early November 2001.

The termination of the joint venture is subject to the terms of the termination agreement between the parties dated December 3, 2001. Under the terms of the agreement, Select regained the intellectual property and other noncash assets it contributed orginally to the joint venture in exchange for its assignment to CST of its 50% equity interest in CST. Also, in exchange for the return of this intellectual property, Select assumed $405,400 in accounts payable of CST and contributed $325,000 in cash to CST. In addition, Select and Cytomatrix have mutually agreed not to pursue the merger of the two companies.

Select recorded the assets returned by CST at a net book value of zero, Select's basis when it contributed those assets to CST. Also, none of the intellectual property returned to Select related to projects that had reached technological feasibility or that had alternative future uses.

As of December 3, 2001, Select recorded a net loss on the termination of the joint venture of $1,184,200, reflecting the $325,000 cash payment to CST, $405,400 of assumed liabilities of CST, a write-off of the remaining investment in CST of $423,300 and a write-off of the remaining outstanding receivables from CST of $30,500.

On November 3, 2000, Select sold all of its shares in its wholly-owned subsidiary, Sierra Diagnostics, Inc., to a group of private investors and the management of Sierra in exchange for a 6% royalty on future sales of Sierra's current products in excess of specified thresholds and a promissory note in the amount of $1,394,000, the amount of Select's intercompany advances receivable from Sierra at the time of the sale. The sale was effective as of October 1, 2000. The note is secured by certain patent rights of Sierra and bears interest at a rate of 9.5% to December 31, 2000, and thereafter to be adjusted quarterly based on a published prime rate. There is no fixed term to maturity and repayments are contingent upon certain future events. A reserve against the full amount of the note receivable and accrued interest was provided because there are significant uncertainties as to Sierra's ability to generate the cash flows from sales of current Sierra products necessary to make repayments under the promissory note.

The unaudited pro forma statement of operations for the six months ended December 31, 2001 and 2000 reflect Select's results assuming the disposition of Sierra had occurred as of July 1, 2000 and the formation and subsequent termination of the joint venture had not occurred. Accordingly, it excludes all revenues and costs of Sierra and includes all costs for Select as if its operations had continued without the formation of the joint venture.

The pro forma adjustments are based on estimates, currently available information and certain assumptions that management deems appropriate. The unaudited pro forma financial information presented herein is not necessarily indicative of the results Select would have obtained had the disposition of Sierra occurred as of July 1, 2000 and the formation and subsequent termination of the joint venture not occurred, or of the future results of Select.

     Select Therapeutics Inc.
     (A DEVELOPMENT STAGE ENTERPRISE)
     Pro Forma Statement of Operations
     (unaudited)

     --------------------------------------------------------------------------
                                                         Six months ended
                                                           December 31,
                                                       2001             2000
     --------------------------------------------------------------------------

     Operating expenses:
     Research and development                     $  1,190,300     $  2,185,800
     Selling, general and administrative             1,446,000        1,245,000
     Depreciation and amortization                       7,100              400
     --------------------------------------------------------------------------
          Loss from operations                       2,643,400        3,431,200

     Interest income                                     8,500          186,800

     --------------------------------------------------------------------------
     Net loss                                     $ (2,634,900)    $ (3,244,400)
     --------------------------------------------------------------------------

     Basic and diluted net loss per share         $      (0.21)    $      (0.27)

     Weighted average number of shares              12,598,589       11,945,884
     --------------------------------------------------------------------------

The summarized results of Cell Science Therapeutics, Inc. (CST), the Company's previous 50% owned equity investee, for the five month period ended December 3, 2001 and the period from inception (January 2, 2001) to December 3, 2001 are presented below.

The Company had a recordable equity interest in CST based on the carryover value only of the net assets contributed to CST; therefore, these results of CST exclude amortization of goodwill and intangible assets recognized by CST in its accounts as a result of its formation and the application of APB16. Furthermore, Cytomatrix recognized a credit of $866,500 during the five month period ended December 3, 2001 as a result of remeasurement of stock compensation incurred on behalf of CST in relation to employees of CST as well as reversal of compensation expense pertaining to unvested options cancelled as a result of separation of CST employees. These credits have been recognized by CST through the appropriate operating expense categories and as an adjustment to additional paid in capital from Cytomatrix. The adjustment of the Company's benefit from Cytomatrix's contribution to CST relating to these costs of $433,300 was recorded as a decrease in its investment in CST with a corresponding increase of its 50% share in CST's net loss for the period.

Cell Science Therapeutics, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)
Statement of Operations
(unaudited)

--------------------------------------------------------------------------------
                                                                    Period from
                                                                     Inception
                                                  Five months       (January 2,
                                                     ended         2001) through
                                                  December 3,       December 3,
                                                     2001               2001
--------------------------------------------------------------------------------

Revenue                                         $   546,900         $ 1,490,700

Operating expenses:
Research and development                            892,700           4,001,500
Selling, general and administrative                 176,300           1,714,100
Depreciation and amortization                       207,900             427,100
--------------------------------------------------------------------------------

Loss from operations                               (730,000)         (4,652,000)

Interest income                                       7,000              39,900
Interest expense                                    (45,100)           (100,300)

--------------------------------------------------------------------------------
Net loss                                        $  (768,100)        $(4,712,400)
--------------------------------------------------------------------------------

5.   Recent pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position or its results of operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002. Had the Company adopted SFAS 142 in the first quarter of fiscal 2002, the equity in loss of Cell Science Therapeutics would have been reduced by $54,700 for three months ended December 31, 2001 and $120,300 for six months ended December 31, 2001.

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

Item 2.  Plan of Operation

     This item contains statements that are not historical facts and are forward-looking statements. These statements reflect management's expectations, estimates and assumptions. Such statements are based on information available at the time this Form 10-QSB was prepared and involve risks and uncertainties that could cause actual future results, performance or achievements to differ materially. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. These include statements, among others, setting forth our beliefs with respect to the sufficiency of cash and cash equivalents, our planned future actions following the dissolution of our joint venture, CST, our research and development plans, prospective products or product approvals, our plans with respect to funding operations, expense levels, and the outcome of contingencies.

     Factors that could cause actual results to differ materially from those set forth in such statements include without limitation, our immediate need for and ability to obtain additional capital, including from the sale of equity and /or from federal or other grant sources; our ability to retain our current employees; our expected future losses; our ability to continue as a going concern; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

     We will not update forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. You are advised to consult our annual report to the Securities and Exchange Commission on Form 10-KSB and all Amendments to the Form 10-KSB. These filings describe in more detail the important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

     Select is a development stage biopharmaceutical company that was incorporated in Delaware in January 1997, initially under the name VT Development, Inc. In July 1997, we changed our name to Select Therapeutics Inc. Our principal place of business is 52 Cummings Park, Woburn, Massachusetts 01801, where our telephone number is (781) 939-5650. As from February 13th, 2001, our common stock has been listed on The American Stock Exchange under the symbol `XZL'.

     Since our inception, we have focused our resources primarily on the development of cell-based therapeutics. To date, none of these proprietary programs has reached a commercial stage and we do not have, nor do we anticipate in the next several years to have, revenues from our biopharmaceutical therapeutic products. We have incurred an accumulated deficit of $19,646,200 as of December 31, 2001. Thus far, we have funded our operations through a series of private placements. The process of developing therapeutic products requires significant discovery research and product development as well as pre-clinical and clinical testing of those products in order to gain regulatory approval. These activities are expected to result in continuing cash outflows and operating losses. We do not expect to generate any meaningful product revenues from our biopharmaceutical programs until a clinical candidate completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed. Our efforts may not be successful and we may never develop or commercialize any drug products. Risks that may impact our efforts extend beyond technical and clinical development risks, but also our need for substantial additional capital involves our ability to protect our intellectual property rights, and our need to manage continually changing competitive and medical economic factors.

     Prior to January 2001, we purposely managed the Company primarily as a "virtual" company. As such, we minimized the costs of infrastructure and leveraged the research we sponsored in several medical and academic centers. Effective January 2, 2001, our "virtual" mode of operation ceased when, for reasons of product development as well as technology synergy, we and Cytomatrix, a California limited liability company in the development stage, formed Cell Science Therapeutics ("CST"), a Delaware corporation of which we and Cytomatrix each owned 50% of the outstanding common stock. Although we have maintained our independent corporate existence and advanced certain programs separately from those conducted by CST, our primary operations and development activities after January 2, 2001 resided in the Joint Venture. All of Cytomatrix programs and technology were transferred to CST as were their scientific staff and intellectual property.

     On October 31, 2001, after extensive management efforts to raise additional funding, the Company concluded that these efforts would not be successful within an acceptable time period and that the Company had insufficient remaining funding to continue as a going concern with CST in its present form. Therefore, on November 1, 2001 the Company's Board of Directors decided to seek an orderly dissolution of CST. The decision to dissolve the joint venture was primarily based on the belief, shared by us and Cytomatrix, that respective shareholder value would be best protected by dividing CST development activities into separate cell therapeutic and drug and vaccine companies, which could then each seek appropriate financing. Therefore, on December 3, 2001, Select completed the termination of its joint venture with Cytomatrix. Pursuant to the terms of a Termination Agreement, dated as of December 3, 2001, among Select, Cytomatrix and CST, Select regained the intellectual property it contributed originally to the joint venture in exchange for its assignment of its 50% equity interest in CST back to CST. None of the intellectual property returned to Select related to projects that had reached technological feasibility or that had alternative future uses. Also, in exchange for the return of this intellectual property, Select assumed $405,400 in accounts payable of CST and contributed $325,000 in cash to CST. The $325,000 was paid out of Select's working capital. The parties to the Termination Agreement determined the amount of the consideration through arms length negotiations. In addition, Select and Cytomatrix have mutually agreed not to pursue the merger of the two companies. Further, in connection with the termination of the joint venture, Mr. Robert Bender, Dr. Allan Green and Dr. Andrew Muir, each a Director of Select, resigned from the Board of Directors of CST. In this report, unless the context indicates otherwise, all references to Select's business and affairs include the business and affairs of CST for the period from January 2, 2001 through December 3, 2001.

     Our recent efforts to seek additional financing on reasonable terms have failed. We believe the current economic recession and continuing market uncertainties, all made worse by the events of September 11, 2001, have adversely impacted our efforts to identify and secure additional financing. We believe the severe economic conditions and market uncertainties will continue in the near future, and may worsen before there is meaningful recovery. Accordingly, we can offer no assurance that we will be able to obtain sufficient additional funding in a timely fashion on commercially reasonable terms, or at all. During October 2001, we implemented a program to reduce our operating expenses. As a result, we have sufficient cash and cash equivalents to fund operations only through February 15, 2002. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to find a corporate relationship immediately or raise additional capital, we will be required to dissolve the Company. The Company's lease expires on February 28, 2002 and the Company plans to operate on a virtual basis following the expiration of the lease. If we are able to raise capital to continue operations, and the amount raised is less than that required to fund our current plan, we may be faced with losing rights under existing licenses or relinquishing greater or all rights to product candidates at earlier stages of development or on less favorable terms than we would otherwise choose. Moreover, we still may not be able to continue as a going concern. If any additional funds are raised by issuing equity securities, substantial dilution to existing stockholders will result.

Results of Operations

Three and six months ended December 31, 2001 and 2000.

     For the quarter ended December 31, 2001, we incurred a net loss of $2,393,400 compared with a net loss of $1,581,100 for the corresponding quarter ended December 31, 2000. For the six months ended December 31, 2001, the net loss was $3,813,200 compared to $3,421,400 in the corresponding 2000 period. The increase in net loss is attributable to the $1,184,200 loss on termination of the joint venture and $963,200 for the equity in loss of Cell Science Therapeutics partially offset by reduced research and development and selling, general and administrative expenses. We had an accumulated deficit of $19,646,200 at December 31, 2001. We are a development stage company and our significant losses and accumulated deficit result from our research and development efforts. Assuming that we can enter into a corporate relationship or obtain funding to continue as a going concern, we would expect operating losses to continue for at least the next several years as we continue to pursue development and commercialization of our intellectual property resources. Personnel costs, including those related to retained consultants and external contractors, have historically been our largest ongoing cost of operations and we expect this will continue to be the case for the foreseeable future.

     The lower research and development costs we incurred in the quarter ended December 31, 2001 versus the comparable prior year quarter were due to the transfer of many of our programs to CST. Our 50% share of the cost of the continuing research and development for these programs is included in our equity in CST's loss through December 3, 2001. Following the termination of the joint venture, our research and development cost may increase as we once again assume directly the full costs. Select will not be assuming all of CST's research and development costs but only those costs associated with programs Select regains. Selling, general and administrative costs for the quarter ended December 31, 2001 include accounting and legal fees for the company's public filing requirements, while the comparable prior year quarter included costs related to the formation of CST. The reduction in selling, general and administrative costs in the current quarter versus the comparable quarter in the prior year is due to costs incurred by our former subsidiary Sierra Diagnostics included in the quarter ended December 31, 2000, which subsidiary we disposed of on November 3, 2000. During the quarter ended December 31, 2001 we had interest income of $1,800. During the corresponding period in 2000, there was $103,100 in interest income. For the six months ended December 31, 2001, the interest income was $8,500 compared with $186,800 in the corresponding 2000 period. The decrease in interest income results from lower cash and cash equivalents available to invest. Depreciation and amortization expense for the three months ended December 31, 2001 and 2000 was $3,600 and $200, respectively and for the six months ended December 31, 2001 and 2000 was $7,100 and $6,600 respectively. Equity in loss of CST for the two months ended December 3, 2001 was $296,600 and $963,200 for the six months ended December 31, 2001. Select will cease to recognize a loss from its equity in CST as of December 3, 2001, the effective date of the termination of the joint venture. As a result of the termination of its joint venture, Select wrote off its remaining investment in CST ($423,300 as of December 3, 2001) and the remaining accounts receivable due from CST ($30,500 as of December 3, 2001). Select also incurred charges of $405,400 for the CST accounts payable assumed by Select and $325,000 for the amount paid in cash to CST pursuant to the termination agreement.

     All our research and development activities are expensed as incurred. Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

     For the two months ended November 30, 2001 the Company's equity in the loss of CST includes $215,700 for the Company's 50% share of CST's results of operations (accounted for on a predecessor cost basis); $58,300 in amortization of implied goodwill and other intangible assets; and a charge of $22,600 relating to an adjustment of stock compensation expense as a result of remeasurement for equity interests in Cytomatrix granted to CST employees by Cytomatrix.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had a cash position of $110,800 which was principally comprised of the remaining net proceeds from a $9.5 million private placement that we closed in March 2000, reduced by cash used in operations since such time, our investment of $3,000,000 in CST in January 2001 and $325,000 paid upon termination of the joint venture. Our cash was invested in US Treasury Bills or similar securities.

     We made no significant capital expenditures during the three months ended December 31, 2001 and have no plans for any significant capital expenditures. We have financed our operations since inception primarily through private placements of common stock and warrants for our common stock. During October 2001, we implemented a program to reduce our operating expenses. As reported in our previous Form 10-QSB for the quarter ended September 30, 2001, we had, as of such date, sufficient cash and cash equivalents to fund our operations through November 2001. Since that time, we have managed to sustain our operations on a limited basis by reducing staff and related overhead, as well as by delaying payment on our accounts payable. As of February 12, 2002, we had cash on hand of $18,200, which should be sufficient to fund our operations only through February 15, 2002. We are seeking to enter a corporate partnership or combination and to raise the additional equity financing we require to continue to fund the development of our technologies or a corporate deal. Our recent efforts in this area have failed and there can be no assurance that we will be able to enter a corporate relationship or that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms, or at all. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

     The allocation of limited resources is an ongoing issue for us as we work to move from research activities to more costly clinical investigations required to bring products to market. We will require substantial additional funding to advance our research and development activities and position ourselves to sublicense any potential products that may arise from these activities. The magnitude of our future capital requirements will depend on many factors, including the timing and nature of our scientific progress in our research and development programs, the size and complexity of our programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the impact of competing technological and market developments, and the cost of manufacturing preclinical and clinical material. For the most part, these factors are not within our control.

     If we are unable to find a corporate relationship in the next few weeks or raise additional capital, we will be required to dissolve the Company. The Company's lease expires on February 28, 2002 and the Company plans to operate on a virtual basis following the expiration of the lease. If we are able to raise capital to continue operations, and the amount raised is less than that required to fund our current plan, we may be faced with losing rights under existing licenses or relinquishing greater or all rights to product candidates at earlier stages of development or on less favorable terms than we would otherwise choose. Moreover, we still may not be able to continue as a going concern. If any additional funds are raised by issuing equity securities, substantial dilution to existing stockholders will result.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     10.1 Termination Agreement, dated as of December 3, 2001, among Select Therapeutics, Inc., Cytomatrix, LLC and Cell Science Therapeutics, Inc. Incorporated by reference to the Registrant's current report on Form 8-K/A filed with the Securities and Exchange Commission on December 18, 2001.

     (b)  Reports on Form 8-K.

     On December 5, 2001, the Registrant filed a report on Form 8-K under Item 9, as amended by a current report on Form 8-K/A filed on December 18, 2001, stating that the registrant had finalized the terms of the termination of its joint venture with Cytomatrix, LLC, known as Cell Science Therapeutics, Inc. The Current Report, as amended, also disclosed unaudited pro forma financial information of the registrant giving effect to the termination of the joint venture with Cytomatrix, and to the disposition of Sierra Diagnostics, Inc.

     On November 13, 2001, the Registrant filed a report on Form 8-K under item 5 stating that the registrant and Cytomatrix, LLC have agreed to terminate their joint venture, Cell Science Therapeutics, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SELECT THERAPEUTICS INC.

Dated:  February 14, 2002                    By: /s/Dr. Andrew R. Muir
                                             -------------------------

                                             Name:  Dr. Andrew R. Muir
                                             Title:  Chief Executive Officer

Dated:  February 14, 2002                    By: /s/ Michelle C. Guertin
                                             ---------------------------

                                             Name:  Michelle C. Guertin
                                             Title:  Chief Accounting Officer