Form 10QSB
period 2002-03-31
SELECT THERAPEUTICS INC
filed 2002-05-14
CIK 1037158

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-27353

                            SELECT THERAPEUTICS INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                   98-0169105
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

         20 Hampden St., Boston, MA                             02119
  (Address of principal executive offices)                   (Zip Code)

                                 (617) 989-0050
                (Issuer's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 17,560,499 as of May 10, 2002.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheet
(Unaudited)

                                                                           March 31,       June 30,
                                                                            2002             2001
                                                                         ------------    ------------
Assets

    Cash and cash equivalents                                            $      5,300    $    945,400
    Receivable from Cell Science Therapeutics                                      --         500,800
    Prepaid expenses and other assets                                           6,500          13,300
                                                                         ------------    ------------
                  Total current assets                                         11,800       1,459,500
    Property, plant and equipment, net                                         10,300          14,000
    Investment in Cell Science Therapeutics                                        --       1,386,400
                                                                         ------------    ------------
                  Total assets                                           $     22,100    $  2,859,900
                                                                         ============    ============
Liabilities and Stockholders' Equity

Liabilities:
    Accounts payable                                                     $  2,068,600    $    923,600
       Accrued expenses                                                       172,400         109,600
       Other current liabilities                                                   --         170,000
                                                                         ------------    ------------
                              Total current liabilities                     2,241,000       1,203,200
                                                                         ------------    ------------
Stockholders' equity:
      Preferred stock, $0.0001 par value;
          1,000,000 shares authorized; no shares
          issued and outstanding                                                   --              --
      Common stock, $0.0001 par value;
          50,000,000 shares authorized; 14,277,622
          and 12,621,002 shares issued and outstanding
          at March 31, 2002 and June 30, 2001, respectively                     1,400           1,300
      Additional paid in capital                                           18,219,700      17,562,000
      Deferred compensation                                                   (70,000)        (73,600)
      Deficit accumulated during the development stage                    (20,370,000)    (15,833,000)
                                                                         ------------    ------------
                  Total stockholders' equity (deficit)                     (2,218,900)      1,656,700
                                                                         ------------    ------------
                  Total liabilities and stockholders' equity (deficit)   $     22,100    $  2,859,900
                                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Operations
(Unaudited)

                                                                                                        Period from
                                                                                                         Inception
                                                                                                       (December 6,
                                            Three months ended             Nine months ended           1996) through
                                                March 31,                       March 31,                March 31,
                                            2002            2001           2002            2001             2002
------------------------------------   ------------    ------------    ------------    ------------     ------------
Revenue                                $         --    $         --    $         --    $         --     $    317,700

Operating expenses:
Research and development                     83,700         183,700         540,100       2,369,500        7,124,800
Selling, general and administrative         638,800         633,700       1,849,600       2,050,500        9,105,400
Write-down of intangible assets                  --              --              --              --          640,800
Depreciation and amortization                 1,300              --           8,400           6,600          486,500
------------------------------------   ------------    ------------    ------------    ------------     ------------
                Loss from operations       (723,800)       (817,400)     (2,398,100)     (4,426,600)     (17,039,800)

Interest income                                  --          79,300           8,500         266,100          429,800
Other income                                     --              --              --           1,000            1,000
Equity in loss of Cell Science
Therapeutics                                     --        (771,800)       (963,200)       (771,800)      (2,576,800)
Loss on termination of joint venture             --              --      (1,184,200)             --       (1,184,200)
------------------------------------   ------------    ------------    ------------    ------------     ------------

Net loss                               $   (723,800)   $ (1,509,900)   $ (4,537,000)   $ (4,931,300)    $(20,370,000)
====================================   ============    ============    ============    ============     ============
Basic and diluted net loss per share   $      (0.06)   $      (0.12)   $      (0.36)   $      (0.41)
Weighted average number of shares
used in computing basic and diluted
net loss per share                       12,765,880      12,202,960      12,660,123      12,003,216

The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statement of Cash Flows
(unaudited)

                                                                                                           Period from
                                                                                                             Inception
                                                                             Nine months     Nine months     (December 6
                                                                               ended           ended       1996) through
                                                                              March 31,      March 31,        March 31,
                                                                                2002            2001            2002
                                                                             -----------    -----------    ------------
Cash provided by (used in)
Operating activities:
Net loss for the period                                                      $(4,537,000)   $(4,931,300)   $(20,370,000)
Items not involving cash:
        Depreciation and amortization                                              8,400          6,600         486,500
        Write-down of intangible assets                                               --             --         640,800
        Stock compensation expense                                               176,700        860,800       3,360,700
        Loss on disposal of fixed assets                                          26,200             --          26,200
        Gain on disposal of Sierra                                                    --         (1,000)         (1,000)
        Equity in loss of Cell Science Therapeutics                              963,200        771,800       2,576,800
        Loss on termination of joint venture                                   1,184,200             --       1,184,200
Changes in assets and liabilities, net of effect of Sierra disposition and termination of joint venture:
        Accounts receivable                                                           --         17,100         100,100
        Inventory                                                                     --          3,100           7,600
        Prepaid expenses and other assets                                          6,800          5,800          (7,800)
        Accounts payable and accrued liabilities                               1,087,000        371,300       2,179,500
        Receivable from Cell Science Therapeutics                                470,300       (142,100)        (30,500)
        Other current liabilities                                               (170,000)            --              --
                                                                             -----------    -----------    ------------
Net cash used in operating activities                                           (784,200)    (3,037,900)     (9,846,900)
                                                                             -----------    -----------    ------------
Investing activities:
Additions to property, plant and equipment                                       (30,900)            --        (121,700)
Cash balance related to Sierra disposition                                            --         (1,000)         (1,000)
Cash paid upon termination of joint venture                                     (325,000)            --        (325,000)
Investment in Cell Science Therapeutics                                               --     (3,000,000)     (3,000,000)
                                                                             -----------    -----------    ------------
Net cash  used in investing activities                                          (355,900)    (3,001,000)     (3,447,700)
                                                                             -----------    -----------    ------------
Financing activities:
Proceeds from issuance of common stock                                           200,000             --      13,585,900
Repayment of loans due to former stockholders
of Sierra Diagnostics                                                                 --             --        (286,000)
                                                                             -----------    -----------    ------------
Net cash provided by financing activities                                        200,000             --      13,299,900
                                                                             -----------    -----------    ------------
(Decrease) increase in cash and cash equivalents                                (940,100)    (6,038,900)          5,300
Cash and cash equivalents, beginning of period                                   945,400      7,901,300              --
                                                                             -----------    -----------    ------------
Cash and cash equivalents, end of period                                     $     5,300    $ 1,862,400    $      5,300
                                                                             -----------    -----------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

SELECT THERAPEUTICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
Nine months ended March 31, 2002 and 2001 (Unaudited)

1.   Basis of presentation

In the opinion of management, the unaudited consolidated financial statements of Select Therapeutics Inc. (the "Company" or "Select") included herein have been prepared on a consistent basis with the June 30, 2001 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed in the Company's Form 10-KSB for the year ended June 30, 2001. The Company's results of operations for the third quarter of fiscal 2002 are not necessarily indicative of future operating results.

The Company's financial statements have been prepared on the basis that it will be able to continue as a going concern. The Company is in the development stage, has a limited operating history and has incurred a cumulative net loss of $20,370,000 through March 31, 2002. As of March 31, 2002, the Company had cash on hand of $5,300. All employees were laid off as of February 15, 2002. We have been seeking to enter a corporate partnership or combination and/or to raise the additional equity financing we require to continue to fund the development of our technologies . Our recent efforts in this area have yet to prove successful and there can be no assurance that we will be able to enter a corporate relationship or that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms, or at all. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to enter a corporate relationship or to raise additional capital immediately, we will be required to dissolve the Company. The Company's lease expired on February 28, 2002 and the Company has moved to reduced accommodations where it plans to operate on a virtual basis for as long as possible while seeking a corporate relationship or refinancing. Some management principals are continuing to work for the Company without cash compensation. If we are unable to raise capital to continue operations, and/or any amount raised is less than that required, we may be faced with losing rights under existing licenses or with relinquishing greater or all rights to product candidates at earlier stages of development or on less favorable terms than we would otherwise choose. In addition, if any capital raised is less than that required to fund the Company's immediate capital requirements, we will be required to dissolve the Company. Moreover, we may not be able to continue as a going concern. If the Company cannot meet the American Stock Exchange maintenance rules and requirements for continued listing, the American Stock Exchange may delist our common stock. If any additional funds are raised by issuing equity securities substantial dilution to existing stockholders will result. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

2.    Capital Stock

      (a) In March 2002, the Company issued 1,544,120 shares of common stock in lieu of payment for services, reducing accounts payable by $262,500.

      (b) In February 2002, the Company modified the option arrangements of two employees who were contemporaneously terminated but who continued to provide services to the Company as consultants. This change of employment status combined with the option modification to be revalued at fair value. The deemed fair value required these option grants of $87,800, as determined under the Black-Scholes model, was expensed in the current period as these grants are fully vested.

      (c) In January 2002, the Company granted warrants to purchase 20,000 shares of common stock at a price of $3.00 per share exercisable until January 2007 and 25,000 shares of common stock at a price of $1.00 vesting over 4 years as consideration for consulting services. The deemed fair value of the warrants, as determined by the Black-Scholes model, of $11,400, was expensed in the current period as performance of the consulting services was complete.

      (d) In January 2002, the Company issued 112,500 shares of common stock in lieu of payment for services, reducing accounts payable by $22,500.

      (e) In November 2001, the Company granted options to consultants to purchase 750,000 shares of common stock at a price of $0.40 per share. Two hundred thousand of these shares vested immediately and their deemed fair value, as determined by the Black-Scholes model, of $64,300 was expensed in the current period. The remaining 550,000 shares are being marked to market through deferred compensation and will be expensed over their 3 year vesting period -- $10,000 was expensed in the current period.

3.    Net loss per share

The basic and diluted net loss per share has been calculated using the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock equivalents relating to outstanding common stock warrants of 2,905,852 and 2,960,852 and options of 2,611,000 and 1,280,000 as of March 31, 2002 and 2001,
respectively, as their inclusion would be anti-dilutive.

4.    Termination of joint venture

On December 3, 2001, Select completed the termination of its joint venture with Cytomatrix, LLC, known as Cell Science Therapeutics, Inc ("CST" or the "joint venture"). The joint venture was created on January 2, 2001. Select and Cytomatrix had announced their mutual intent to unwind the joint venture in early November 2001.

The termination of the joint venture is subject to the terms of the termination agreement between the parties dated December 3, 2001. Under the terms of the agreement, Select regained the intellectual property and other noncash assets it contributed originally to the joint venture in exchange for its assignment to CST of its 50% equity interest in CST. Also, in exchange for the return of this intellectual property, Select assumed $405,400 in accounts payable of CST and contributed $325,000 in cash to CST. In addition, Select and Cytomatrix have mutually agreed not to pursue the merger of the two companies.

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

The unaudited pro forma statement of operations for the nine months ended March 31, 2002 and 2001 reflect Select's results assuming the disposition of Sierra had occurred as of July 1, 2000 and the formation and subsequent termination of the joint venture had not occurred. Accordingly, it excludes all revenues and costs of Sierra and includes all costs for Select as if its operations had continued without the formation of the joint venture.

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

Select Therapeutics Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Pro Forma Statement of Operations
(unaudited)

                                                        Nine months ended
                                                            March 31,
                                                       2002            2001
                                                  ------------    ------------
      Operating expenses:
      Research and development                    $  1,274,000    $  2,742,000
      Selling, general and administrative            2,084,800       2,018,800
      Depreciation and amortization                      8,400             400
                                                  ------------    ------------
                Loss from operations                 3,367,200       4,761,200

      Interest income                                    8,500         266,100
                                                  ------------    ------------
      Net loss                                    $ (3,358,700)   $ (4,495,100)
                                                  ------------    ------------
      Basic and diluted net loss per share        $      (0.27)   $      (0.37)
      Weighted average number of shares             12,660,123      12,003,216
                                                  ------------    ------------

The summarized results of CST, the Company's previous 50% owned equity investee, for the five month period ended December 3, 2001 and the period from inception (January 2, 2001) to December 3, 2001 are presented below.

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

Cell Science Therapeutics, Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Statement of Operations
(unaudited)

                                                              Period from
                                                               Inception
                                                Five months   (January 2,
                                                   ended      2001) through
                                                December 3,    December 3,
                                                   2001           2001
                                                 ---------    -----------
      Revenue                                    $ 546,900    $ 1,490,700

      Operating expenses:
      Research and development                     892,700      4,001,500
      Selling, general and administrative          176,300      1,714,100
      Depreciation and amortization                207,900        427,100
                                                 ---------    -----------
      Loss from operations                        (730,000)    (4,652,000)

      Interest income                                7,000         39,900
      Interest expense                             (45,100)      (100,300)
                                                 ---------    -----------
      Net loss                                   $(768,100)   $(4,712,400)
                                                 ---------    -----------

5.   Recent pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company's financial position or its results of operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002. Had the Company adopted SFAS 142 in the first quarter of fiscal 2002, the equity in loss of Cell Science Therapeutics would have been reduced by $120,300 for nine months ended March 31, 2002.

if any, SFAS 144 will have on its financial position and results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

      Factors that could cause actual results to differ materially from those set forth in such statements include without limitation, our immediate need for and ability to obtain additional capital, including from the sale of equity and /or from federal or other grant sources; our ability to retain our current principals and associates ; our expected future losses; our ability to continue as a going concern; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain U.S. Food and Drug Administration ("FDA") approval to initiate further studies of our potential products and technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the FDA's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

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

Overview

      Select is a development stage biopharmaceutical company that was incorporated in Delaware in January 1997, initially under the name VT Development, Inc. In July 1997, we changed our name to Select Therapeutics Inc. Since March 1, 2002, our principal place of business has been 20 Hampden Street, Boston, MA 02119, where our telephone number is (617) 989-0050. Since February 13, 2001, our common stock has been listed on The American Stock Exchange under the symbol "XZL."

      Since our inception, we have focused our resources primarily on the development of cell-based therapeutics. To date, none of these proprietary programs has reached a commercial stage and we do not have, nor do we anticipate in the next several years to have, revenues from our biopharmaceutical therapeutic products. We have incurred an accumulated deficit of $20,370,000 as of March 31, 2002.

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

      Prior to January 2001, we purposely managed the Company primarily as a "virtual" company. As such, we minimized the costs of infrastructure and leveraged the research we sponsored in several medical and academic centers. Effective January 2, 2001, our "virtual" mode of operation ceased when, for reasons of product development as well as technology synergy, we and Cytomatrix, a California limited liability company in the development stage, formed Cell Science Therapeutics Inc. ("CST"), a Delaware corporation of which we and Cytomatrix each owned 50% of the outstanding common stock.

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

      Our recent efforts to seek additional financing on reasonable terms have not yet succeeded. We believe the current economic recession and continuing market uncertainties, all made worse by the events of September 11, 2001, have adversely impacted our efforts to identify and secure additional financing. We believe the severe economic conditions and market uncertainties will continue in the near future, and may worsen before there is meaningful recovery. Accordingly, we can offer no assurance that we will be able to obtain sufficient additional funding in a timely fashion on commercially reasonable terms, or at all. During October 2001, we implemented a stringent program to reduce our operating expenses. As a result, we retained sufficient cash and cash equivalents to fund operations through February 15, 2002, at which point all employees were laid off and the company became "virtual" with reduced office accommodations. While operating in this "virtual" mode since February 15, 2002, the Company has retained the services of its management principals who have been continuing to provide necessary services to the Company without cash compensation while striving to obtain additional financing or a corporate relationship to permit the Company to continue. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to find a corporate relationship or raise additional capital immediately, we will be required to dissolve the Company. In addition, if the Company cannot meet the American Stock Exchange maintenance rules and requirements for continued listing, the American Stock Exchange may delist our common stock.

      A number of steps have been taken, and are continuing, to maintain the Company's existence while a financing event or a corporate relationship continues to be actively sought.

      Management has been forced to delay payments to creditors during this period. The Company has successfully negotiated with a number of significant creditors for the conversion of accounts payable debt into shares of the Company's common stock at a rate above the then current market trading price. By April 19, 2002, approximately $851,000 of debt had been converted into 4,939,497 shares of the Company's common stock. In addition, two corporate officers of the Company have made non interest bearing loans to the Company from their private funds to cover urgent operational expenses. These loans are carried as reimbursable expenses.

      Under the terms of the Company's Termination Agreement with CST, none of the assumed liabilities were required to be addressed with payment until May 5, 2002 and, to conserve financial resources, the Company will not be able to make any such payments as required by the Termination Agreement unless and until access to substantial additional funding is arranged.

      The Company is presently seeking to float a private placement to provide funding to pay down the Company's accounts payable and to provide immediate working capital. If any additional funds are raised by issuing equity securities, substantial dilution to existing stockholders will result. Assuming that sufficient funding is raised, the Company intends to restart its operations in a low-overhead mode and restart its clinical programs in closely focused areas. However, there is no guaranty that the Company will be able to successfully complete the private placement and , even if the private placement is completed, the capital raised still may not satisfy the Company's immediate capital requirements.

Results of Operations

      Three and nine months ended March 31, 2002 and 2001.

      For the quarter ended March 31, 2002, we incurred a net loss of $723,800 compared with a net loss of $1,509,900 for the corresponding quarter ended March 31, 2001. For the nine months ended March 31, 2002, the net loss was $4,537,000 compared to $4,931,300 in the corresponding 2001 period. We had an accumulated deficit of $20,370,000 at March 31, 2002. We are a development stage company and our significant losses and accumulated deficit result from our research and development efforts. Assuming that we can enter into a corporate relationship or obtain funding to continue as a going concern, we would expect operating losses to continue for at least the next several years as we continue to pursue development and commercialization of our intellectual property resources. Personnel costs, including those related to retained consultants and external contractors, have historically been our largest ongoing cost of operations and we expect this will continue to be the case for the foreseeable future.

      The decrease in research and development costs we incurred in the quarter ended March 31, 2002 versus the comparable prior year quarter was due to the lack of financial resources needed to continue our research efforts. Our 50% share of the cost of the continuing research and development for these programs is included in our equity in CST's loss through December 3, 2001. Select did not assume all of CST's research and development costs but only those costs associated with programs Select regained. Selling, general and administrative costs for the quarter ended March 31, 2002 include accounting and legal fees for the company's public filing requirements and costs to pursue either a corporate deal and/or new equity financing, while the comparable prior year quarter included costs related to the formation of CST. The reduction in selling, general and administrative costs in the current quarter versus the comparable quarter in the prior year is due to our stringent program to reduce operating costs including the layoff of all employees as of February 15, 2002 and a move to reduced office space. During the quarter ended March 31, 2002 we had no interest income. During the corresponding period in 2001, there was $79,300 in interest income. For the nine months ended March 31, 2002, the interest income was $8,500 compared with $266,100 in the corresponding 2001 period. The decrease in interest income results from lower cash and cash equivalents available to invest. Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was $1,300 and $0, respectively, and for the nine months ended March 31, 2002 and 2001 was $8,400 and $6,600, respectively. Equity in loss of CST for the three months ended March 31, 2002 and 2001 was $0 and $771,800, respectively, and $963,200 compared with $771,800 for the nine months ended March 31, 2002 and 2001. Select ceased to recognize a loss from its equity in CST as of December 3, 2001, the effective date of the termination of the joint venture. As a result of the termination of its joint venture, Select wrote off its remaining investment in CST ($423,300 as of December 3, 2001) and the remaining accounts receivable due from CST ($30,500 as of December 3, 2001). Select also incurred charges of $405,400 for the CST accounts payable assumed by Select and $325,000 for the amount paid in cash to CST pursuant to the termination agreement.

      All our research and development activities are expensed as incurred. Patent costs are expensed due to the uncertainties involved in realizing value from specific patents.

      For the two months ended December 3, 2001, the Company's equity in the loss of CST includes $215,700 for the Company's 50% share of CST's results of operations (accounted for on a predecessor cost basis); $58,300 in amortization of implied goodwill and other intangible assets; and a charge of $22,600 relating to an adjustment of stock compensation expense as a result of remeasurement for equity interests in Cytomatrix granted to CST employees by Cytomatrix.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, we had a cash position of $5,300. We made no significant capital expenditures during the three months ended March 31, 2002 and have no plans for any significant capital expenditures. We have financed our operations since inception primarily through private placements of common stock and warrants for our common stock. During October 2001, we implemented a stringent program to reduce our operating expenses. As a result, we retained sufficient cash and cash equivalents to fund operations through February 15, 2002, at which point all employees were laid off and the Company became `virtual' with reduced office accommodation. While operating in this `virtual' mode since February 15, 2002, the Company has retained the services of its management principals who have been continuing to provide necessary services to the Company without cash compensation while striving to obtain additional financing or a corporate relationship to permit the Company to continue. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to find a corporate relationship or raise additional capital immediately, we will be required to dissolve the Company.

      The allocation of limited resources is an ongoing issue for us as we work to move from research activities to more costly clinical investigations required to bring products to market. We will require substantial additional funding to continue operations and advance our research and development activities and position ourselves to sublicense any potential products that may arise from these activities. The magnitude of our future capital requirements will depend on many factors, including the timing and nature of our scientific progress in our research and development programs, the size and complexity of our programs, the scope and results of preclinical studies and clinical trials, our ability to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the impact of competing technological and market developments, and the cost of manufacturing preclinical and clinical material. For the most part, these factors are not within our control.

      If we are unable to find a corporate relationship or to raise additional capital immediately, we will be required to dissolve the Company. If we are able to raise capital to continue operations, and the amount raised is less than that required to fund our current plan, we may be faced with losing rights under existing licenses or relinquishing greater or all rights to product candidates at earlier stages of development or on less favorable terms than we would otherwise choose. Moreover, we still may not be able to continue as a going concern and we will have to dissolve the Company if any financing raised is less than that required to satisfy the Company's immediate capital requirements. If any additional funds are raised by issuing equity securities, substantial dilution to existing stockholders will result. In addition, if the Company cannot meet the American Stock Exchange maintenance rules and requirements for continued listing, the American Stock Exchange may delist our common stock.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            On April 9, 2002, the Registrant filed a report on Form 8-K under
            Item 9, which included a letter to shareholders that provided an update on the progress of the Registrant to obtain financing or enter into a corporate relationship, or sell certain assets of the Company.

            On April 24, 2002, the Registrant filed a report on Form 8-K under
            Item 5 stating a number of events, including focusing of its business on its current proprietary cytotoxic cancer therapy opportunity and its proprietary cancer immunotherapy programs; a restructuring program that includes the conversion of certain liabilities into shares of restricted common stock of the Registrant; a proposed sale of certain intellectual property rights in a non-core area; the commencement of a private offering; and certain changes in management of the Registrant.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            Dated: May 14, 2002             SELECT THERAPEUTICS INC.

                                            By: /s/ Dr. Andrew R. Muir
                                            ----------------------------------
                                                Name:  Dr. Andrew R. Muir
                                                Title:  Chief Executive Officer

                                            By: /s/ Michelle C. Guertin
                                            -----------------------------------
                                            Name:  Michelle C. Guertin
                                            Title: Principal Financial Officer